Form 10-Q
period 1996-03-31
HOME HOLDINGS INC
filed 1996-05-15
CIK 875090

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report Pursuant to Section 13 of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

                         Commission file number 0-19347

                               HOME HOLDINGS INC.

             (Exact name of registrant as specified in its charter)

         Delaware                                                13-3584978

(State of incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

                       59 Maiden Lane, New York, New York         10038-4548

                    (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (212) 530-6600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES    X           NO
     -----             -----

At March 31, 1996, there were 14,114,500 shares of registrant's Series A Common Stock, par value $.01 per share, outstanding.

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                               HOME HOLDINGS INC.
                        Consolidated Statements of Income
                             Quarter ended March 31,
                                   (Unaudited)

                   ($ millions, except per share information)

                                                       1996         1995
                                                      -----        -----
REVENUES:

Net earned premiums (note 2)                          $  80        $ 352
Insurance net investment income                          43           53
Insurance realized capital gains                       --              5
Securities broker-dealer operations                     117          101
                                                      -----        -----

       Total revenues                                   240          511
                                                      -----        -----

OPERATING EXPENSES:

Losses and loss adjustment expenses (note 2)            105          350
Policy acquisition and other insurance expenses          47          106
Securities broker-dealer operations                     110           95
Corporate interest expense                               12           10
Other expenses                                         --             12
                                                      -----        -----

       Total expenses                                   274          573
                                                      -----        -----

       Loss before income taxes                         (34)         (62)

Income tax expense                                       (1)          (2)
                                                      -----        -----

       NET LOSS                                       $ (35)       $ (64)
                                                      =====        =====



       Net loss per share                              N.M.        $(1.84)
                                                                   =====

- - ------------------
N.M. - Not Meaningful.

See notes to consolidated financial statements.

                               HOME HOLDINGS INC.

                           Consolidated Balance Sheets

                   ($ millions, except per share information)

                                                         March 31,     December 31,
   ASSETS                                                  1996            1995
                                                         ---------     ------------
                                                        (Unaudited)
Insurance investments at fair value:
Portfolio Swap receivable (note 5)                        $ 1,870        $ 2,130
Fixed maturities available for sale
   (cost $32 and $33)                                          32             33
Equity securities (cost $21 and $24)                           25             24
Short-term investments                                          2              2
                                                          -------        -------
     Total insurance investments                            1,929          2,189

Cash                                                           27             34
Premiums receivable                                           341            384
Funds held by affiliate                                       282            265
Reinsurance receivables                                     2,357          2,383
Prepaid reinsurance premiums                                    6             24
Securities broker-dealer investments                          678            539
Receivable from brokers, dealers and customers              2,096          1,896
Other assets                                                  264            289
                                                          -------        -------

     Total assets                                         $ 7,980        $ 8,003
                                                          =======        =======

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
Unpaid losses and loss adjustment expenses                $ 5,587        $ 5,814
Unearned premiums                                              50            141
Payables to brokers, dealers and customers                  1,743          1,621
Securities of broker-dealer sold under
   agreements to repurchase                                   150            131
Debt of securities broker-dealer                              434            304
Corporate debt (note 4)                                       526            517
Other liabilities                                             598            552
                                                          -------        -------

     Total liabilities                                      9,088          9,080
                                                          -------        -------

Litigation and contingencies (note 6)

Stockholders' deficiency: (note 3)
Series A preferred stock, $.01 par value; 170
   shares authorized, issued and outstanding                 --             --
Series A common stock, $.01 par value;
   40,000,000 shares authorized;
   14,114,500 shares outstanding                             --             --
Series B convertible stock, $.01 par value;
   15,000,000 shares authorized;
   11,425,177 shares outstanding                             --             --
Paid-in capital                                               777            777
Deficit                                                    (1,887)        (1,852)
Unrealized gains on insurance investments                       4           --
Unrealized currency translation adjustments                    (2)            (2)
                                                          -------        -------

     Total stockholders' deficiency                        (1,108)        (1,077)
                                                          -------        -------

     Total liabilities and stockholders' deficiency       $ 7,980        $ 8,003
                                                          =======        =======

- - ------------------
See notes to consolidated financial statements.

                               HOME HOLDINGS INC.
                      Consolidated Statements of Cash Flows
                             Quarter ended March 31,
                                   (Unaudited)

                                  ($ millions)

                                                     1996         1995
                                                     ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $ (35)       $ (64)
Adjustments to reconcile net loss to net cash
   used for operating activities:
Insurance realized capital gains                     --             (5)
Unpaid losses and loss adjustment expenses           (227)         (64)
Premiums and reinsurance receivables                   87           50
Funds held by affiliate                               (17)        --
Unearned premiums                                     (91)         (91)
Broker-dealer investments and receivables,
   net of payables                                   (141)           8
Other                                                  20           12
                                                    -----        -----

            Net cash used for operating
                activities                           (404)        (154)
                                                    -----        -----

CASH FLOWS FROM INVESTING ACTIVITIES:

Portfolio swap receivable                             260         --
Sales of fixed maturities                            --            128
Redemptions and calls of fixed maturities            --             49
Sales of equity securities                              3           26
Purchases of fixed maturities                        --             (3)
Short-term investments, net                          --            (47)
Other                                                  (5)          (8)
                                                    -----        -----

            Net cash provided by investing
                activities                            258          145
                                                    -----        -----

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in debt of broker-dealer                     130           79
Increase in corporate debt                              9            4
Other                                                --             (9)
                                                    -----        -----

            Net cash provided by financing
                activities                            139           74
                                                    -----        -----

            Net increase (decrease) in cash            (7)          65

Cash at beginning of period                            34          144
                                                    -----        -----

            CASH AT END OF PERIOD                   $  27        $ 209
                                                    =====        =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Corporate interest paid                             $--          $  18
Broker-dealer interest paid                         $  19        $  17
Income taxes paid                                   $--          $   2

- - ------------------
See notes to consolidated financial statements.

                               HOME HOLDINGS INC.

                   Notes to Consolidated Financial Statements

1.     ACCOUNTING POLICIES

           Home Holdings Inc. (the "Company") follows the accounting policies set forth in the 1995 Annual Report on Form 10-K ("Annual Report") filed with the Securities and Exchange Commission (the "Commission"). Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results, and to note 1 of such Annual Report for discussion of the Company's recapitalization and related terms mentioned herein.

           The accompanying interim consolidated financial statements are unaudited. These financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations. Results of interim periods are not necessarily indicative of results for the full year.

2.     PREMIUMS AND LOSSES

           Premium and loss information for the quarter ended March 31, follows:

                                                      1996           1995
                                                     -----           -----
       ($ millions)

       Written premiums:
       Direct                                        $   6           $ 141
       Assumed                                          17             230
       Ceded                                           (15)           (109)
                                                     -----           -----

                  Net                                $   8           $ 262
                                                     =====           =====

       Earned premiums:
       Direct                                        $  28           $ 379
       Assumed                                          86              83
       Ceded                                           (34)           (110)
                                                     -----           -----

                  Net                                $  80           $ 352
                                                     =====           =====

       Losses and loss adjustment expenses:
       Direct                                        $ 139           $ 361
       Assumed                                          37              60
       Ceded                                           (71)            (71)
                                                     -----           -----

                  Net                                $ 105           $ 350
                                                     =====           =====

                               HOME HOLDINGS INC.

                   Notes to Consolidated Financial Statements

           In connection with the Recapitalization as defined in note 1 of the 1995 Annual Report, on December 24, 1994, Zurich Insurance Company's U.S. Branch ("Zurich American"), the Company and Trygg-Hansa AB, a corporation organized under the laws of Sweden ("Trygg-Hansa") entered into the Facultative Reinsurance Facility Agreement (the "Facility Agreement"). Pursuant to the Facility Agreement, Zurich American agreed to issue facultative reinsurance certificates and related cut-through endorsements with respect to policies issued by Home Insurance and its Insurance Subsidiaries, if requested by Home Insurance and if such risks met Zurich American's underwriting criteria. On February 9, 1995, the Facility Agreement was amended to provide that existing or prospective insureds of The Home Insurance Company and its insurance subsidiaries ("Home Insurance") that decline a Zurich American reinsurance certificate would be offered a Zurich American insurance policy with associated premiums and liabilities being assumed by Home Insurance through a 100% quota share reinsurance agreement.

           On June 12, 1995, the Facility Agreement was further amended to provide for settlements of balances after June 12, 1995 due between Home Insurance and Zurich American and to delete a provision for a 1% renewal premium payable by Zurich American with respect to direct policies issued by Zurich American under the Facility Agreement. The Facility Agreement terminated as of June 12, 1995.

           The effect of the Facility Agreement for the quarter ended March 31, 1996 and 1995 is as follows:

       ($ millions)

                                                1996                1995
                                                ----               -----
       Written premiums:
       Direct**                                 $ (5)              $(121)
       Assumed                                    10                 191
       Ceded                                      (5)                (28)
                                                ----               -----
           Net                                  $--                $  42
                                                ====               =====

       Earned premiums
       Direct**                                 $ (5)              $ (40)
       Assumed                                    10                  48
       Ceded                                      (5)                 (6)
                                                ----               -----
           Net                                  $--                $   2
                                                ====               =====

       ** Decrease in direct premiums is due to policies cancelled and subsequently assumed.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

       Asbestos/Pollution Losses and Loss Adjustment Expenses

           The 1996 first quarter incurred loss and loss adjustment expenses relating to policies which have been alleged to contain asbestos/pollution exposure ("Asbestos/Pollution Policies") were nil compared with $15 million in the 1995 period. The 1996 first quarter incurred loss for Asbestos\Pollution Policies reflected $26 million of paid losses offset by a $26 million decrease to unpaid losses and loss adjustment expenses.

           The process of estimating reserve requirements is necessarily imperfect and involves an evaluation of a large number of variables discussed above. Therefore, there can be no assurance that the ultimate liability will not exceed amounts reserved. However, on the basis of (i) current legal interpretations, and political, economic and social conditions, (ii) Home Insurance's internal procedures, which analyze Home Insurance's experience with similar cases and historical trends, such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, and (iii) management's judgments of the relevant factors regarding reserve requirements for claims relating to Asbestos/ Pollution Policies, management believes that adequate provision has been made for Home Insurance's loss reserves.

           Estimation of loss reserves for Asbestos/Pollution Policies is one of the most difficult aspects of establishing reserves, especially in view of changes in the legal and tort environment which affect the development of loss reserves. There is a high degree of uncertainty with respect to future exposure from these types of claims because significant issues exist as to the liabilities of the insureds, the extent to which insurance coverage exists, diverging legal interpretations and judgments state by state relating to, among other things, when the loss occurred and what policies provide coverage; what claims are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions are applied and interpreted; and whether clean-up costs represent insured property damage, and other matters. Home Insurance is engaged in litigation over the interpretation of policy coverage and other liability issues. If the courts expand the intent of the policies and the scope of coverage, as they sometimes have in the past, additional liabilities may emerge. Conversely, proposals for regulatory reform may serve to reduce or limit future liabilities. Among other complications, there are uncertainties regarding the number and identity of insureds with potential exposure, lack of historical data and long reporting delays. Management believes these issues are not likely to be resolved in the near future. Given these uncertainties, management believes that it is virtually impossible to determine ultimate losses in this area and no meaningful range for adequate reserves for such ultimate losses can be established at this time.

           With respect to claims involving exposures to asbestos and certain other toxic torts, the development of the legal insurance coverage issues is more advanced and the insurance companies have had a longer history in defending and settling such claims.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

       As a result, Home Insurance establishes specific case reserves for these asbestos and toxic tort claims at such time as Home Insurance is able to estimate the probable ultimate cost to Home Insurance over reasonably foreseeable future periods of time. Pollution claims, however, continue to present the range of issues presented above. Policyholders generally do not make available sufficient information from which the reasonable costs of clean-up or remediation, even if covered by a Home Insurance policy, might be estimated. Moreover, successful defense by Home Insurance on coverage issues might eliminate all coverage for a particular claim or group of claims. Accordingly, the development of a factual basis from which a claim can be evaluated with respect to exposure and coverage can take months to years from receipt of an initial claim. Thus, reserves with respect to specific pollution cases typically are set, if at all, only after substantial factual discovery is completed in the action.

           In 1995 the Company established a single Environmental and Mass Tort Division, which will also include a new team to merge legal, actuarial and financial expertise in collaborating with policyholders and reinsurers to find alternative resolutions to claims in the environmental and mass tort areas. Management believes that these organizational changes will increase operational efficiency, while assuring that the Company takes a unified and consistent approach to these claims. This division is also preparing an inventory of potential exposures for Asbestos/Pollution Policies, which the Company will utilize to evaluate its use of industry benchmarks to establish reserves.

           Losses for such claims are likely to be reflected in future years and, due to the uncertainties discussed above, the ultimate losses may vary materially from current reserves and could have a materially adverse effect on the Company's financial condition and results of operations.

           The process of estimating reserve requirements is necessarily imperfect and involves an evaluation of a large number of variables discussed above. Therefore, there can be no assurance that the ultimate liability will not exceed amounts reserved. However, on the basis of (i) current legal interpretations, and political, economic and social conditions, (ii) Home Insurance's internal procedures, which analyze Home Insurance's experience with similar cases and historical trends, such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, and (iii) management's judgments of the relevant factors regarding reserve requirements for claims relating to Asbestos/Pollution Policies, management believes that adequate provision has been made for Home Insurance's loss reserves.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

3.     STOCKHOLDERS' DEFICIENCY

       Dividend Restrictions

           The Company has been notified by the New Hampshire Insurance Department (the "New Hampshire Department") that, in light of the Recapitalization, Home Insurance cannot pay any dividends without prior approval of the New Hampshire Department. If the New Hampshire Department rejects future dividends filings, the Company will be forced to raise cash through capital infusions, the issuance of additional debt, or the sale of assets in order to meet its current obligations; however there are no assurances that such sources will be available. Under the terms of the Recapitalization Agreement, Centre Finance Dublin ("Centre Finance"), an affiliate of Zurich Insurance Company, agreed to purchase up to $46 million aggregate principal amount of the Company's 7% Series B Senior Working Capital Notes to fund interest payments occurring until June 1997 on the Public Indebtedness. Such Series B Senior Working Capital Notes will be purchased by Centre Finance on the applicable interest payment dates for the Public Indebtedness. As of March 31, 1996 the Company has issued $23 million of the Series B Senior Working Capital Notes.

           Based on the Company's most current cash flow projections, funds on hand and funds that could be borrowed from the remaining $700,000 of Series A Senior Working Capital Notes and funds that can be used from the Series B Senior Working Capital Notes should be sufficient to meet the Company's cash flow needs through the end of 1996. The preparation of cash flow projections, however, requires many assumptions and estimates by management, and the actual outcome and results can vary materially from such estimates. Additionally, there are no assurances that, without dividends from Home Insurance, the Company will be able to meet its cash flow needs beyond 1996.

       Statutory Information

           The accounting practices of insurance companies are prescribed or permitted by certain regulatory authorities. Certain of these practices differ from the generally accepted accounting principles used in preparing the consolidated financial statements of the Company. Home Insurance's consolidated policyholders' surplus determined in accordance with statutory practices was $222 million at March 31, 1996 compared with $230 million at December 31, 1995.

           In connection with the New Hampshire Department's involvement in approving the Recapitalization, it has appointed a representative to act as an on-site monitor for the Company's operations, with certain rights of access and cooperation from the Company and REM. The New Hampshire Department also has directed a consulting actuarial firm to perform an accelerated review of Home Insurance's loss reserves, with particular emphasis on Asbestos/Pollution Policies.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

4.     CORPORATE DEBT

                                                                    March 31,   December 31,
                                                                      1996         1995
                                                                    ---------   ------------
       ($ millions)

       7% Senior Notes due in 1998, net of
           unamortized discount of $1 in 1996 and 1995               $ 99         $ 99
       7 7/8% Senior Notes due in 2003, net of
           unamortized discount of $1 in 1996 and $2 in 1995          178          177
       7 7/8% Senior Notes due in 2003, net of
           unamortized discount of nil in 1995                          1            1
       12% Senior Subordinated Notes, issued at
           original issue discount, $303 million
           principal value due in 2004                                108          105
       8% Junior Subordinated Notes, issued at
           original issue discount, $171 million
           principal value due in 2004                                 86           84
       12% Senior Subordinated Working Capital
           Notes, issued at original issue discount,
           $46 million principal value due in 2004                     16           16
       7% Series A Senior Working Capital Notes                        15           12
       7% Series B Senior Working Capital Notes                        23           23
                                                                      ---          ---

           Total corporate debt                                      $526         $517
                                                                      ===          ===


           Interest on the Series A and Series B Senior Working Capital Notes is payable quarterly, and at March 31, 1996, approximately $1.5 million of interest was accrued but not paid by the Company and accordingly is overdue. On any overdue payment of principal or interest, the interest rate is adjusted upwards to the greater of (i) the rate of interest on the notes, plus 3% or (ii) the prime rate plus 3%. Non-payment of interest at the due date additionally constitutes an Event of Default under the terms of the Series A and Series B Senior Working Capital Notes which, among other things, would remove Centre Finance's obligation to fund additional Series A and Series B Senior Working Capital Notes. Centre Finance and its affiliates have waived their rights and privileges with respect to a default of an interest payment, except interest rate adjustments, through December 31, 1996.

           Neither Centre Finance nor Zurich Insurance Company have any obligations pursuant to the Recapitalization or otherwise to provide any capital or other financial support to the Company or its subsidiaries other than the limited amounts specifically provided for pursuant to the Recapitalization and related agreements. Centre Finance and Zurich Insurance Company have informed the Company that they do not intend to provide any financial support beyond such limited amounts as may be required pursuant to the Recapitalization.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

5.     PORTFOLIO SWAP RECEIVABLE AND OTHER INSURANCE INVESTMENTS

           The Portfolio Value Swap Agreements (the "Swap") are designed to transfer control and market risk of the portfolio to Centre Reinsurance Dublin. The Company has accounted for the Swap as if the investments covered by the Swap were sold to Centre Reinsurance Dublin. The Company, however, continues to retain legal ownership. As a result, the Company has reclassified its investments covered by the Swap to a balance receivable from Centre Reinsurance Dublin ("Portfolio Swap Receivable"), valued at the fair value of the portfolio investments on the effective date (January 1, 1995) less withdrawals made to fund operations plus the total return of 7.5%. Centre Reinsurance Dublin bears the market risk and will reimburse the Company or be reimbursed by the Company for any changes in the fair value of securities underlying the Swap as discussed below.

           As of March 31, 1996 the Company has recorded, as a component of the Portfolio Swap Receivable, an amount due from Centre Reinsurance Dublin of $39 million because of a negative difference from the 7.5% target return. The negative difference since January 1, 1996 resulted from the net of (i) a $35 million difference in favor of the Company due to a decrease in the fair value of investments underlying the Swap and (ii) a $4 million difference in favor of the Company for investment income representing an upward adjustment to reach the 7.5% target yield. Actual investment income before such adjustments was $39 million.

           Securities and cash totaling $210 million were transferred to Centre Reinsurance Dublin on January 22, 1996, to settle the 1995 Swap payable.

           In the first quarter of 1996, the Company recognized $4 million in unrealized gains on insurance equity investments not underlying the Swap.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

           The fair value of securities managed by Centre Investment Services Limited ("CIS") and underlying the Portfolio Swap Receivable from Centre International is as follows:

                                                                Estimated
                                                                     Fair
                                                                    Value

       ($ millions)
       U.S. Government and agency                                  $  636
       Mortgage-backed                                                499
       Corporate                                                      503
       Foreign governments                                             59
       Other                                                            3
                                                                   ------
           Fixed maturities                                         1,700

       Equity securities                                                8
       Short-term investments                                         123
                                                                   ------

           Total Swap investments                                   1,831
       Receivable from Centre Reinsurance Dublin                       39
                                                                   ------

           Portfolio Swap Receivable                               $1,870
                                                                   ======


6.     LITIGATION AND CONTINGENCIES

           Home Insurance, in common with the insurance industry, is subject to litigation, including claims for punitive damages and for extra-contractual damages, in the normal course of its business. Gruntal Financial Corporation ("Gruntal"), in the ordinary course of its business, has been named as a defendant or co-defendant in a number of lawsuits, including class actions and arbitration proceedings, some of which involve claims for damages of substantial or unspecified amounts.

           In the ordinary course of their business, Home Insurance is involved in insurance litigation, including claims litigation involving the defense of policyholders arising from suits brought by third parties, litigation or arbitration to recover sums due from reinsurers, actions brought by policyholders alleging the improper failure to settle or defend suits, and actions to recover premiums due from insureds, including premiums due under retrospectively-rated insurance policies and premium balances due from agents or brokers. In addition, Home Insurance is involved in non-insurance litigation arising out of investments and employment-related matters.

           While the aggregate dollar amounts involved in these legal proceedings cannot be determined with certainty, if the Company were required to pay the amounts at issue, such payment or payments could have a material adverse effect on the Company's financial condition or results of operations. However, in the opinion of management, the ultimate aggregate liability in these actions is not expected to exceed the amounts

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

       currently reserved in an amount which would have a material adverse effect on the Company's financial condition or results of operations. There are no assurances that the outcome of these matters will not vary materially from management's estimates.

           A petition was filed on December 13, 1993, in the District Court of Dallas County, Texas, joining Home Insurance as a defendant in a previously filed action. The action seeks certification of both plaintiff and defendant classes. The purported plaintiff class consists of all Texas insureds who were charged premiums above state-approved rates for casualty coverage through the use of retrospectively-rated policies for a period beginning prior to May 15, 1987, through April 1, 1992. Plaintiffs seek to certify a defendant class of all insurers doing business in Texas who charged the alleged excessive rates, plus certain brokers and the National Council on Compensation Insurance. The Complaint alleges that defendants entered into a conspiracy to devise various methods of charging and collecting the allegedly excessive rates and, in doing so, breached their contracts with plaintiffs, breached their fiduciary duty and violated the Texas Insurance Code and the Deceptive Trade Practices Act. Compensatory and punitive damages are sought in unspecified amounts plus treble damages.

           The Texas Legislature has passed a statute which, under certain circumstances, may exempt insurers from liability for the alleged overcharges if they did not charge insureds more than residual market rates and were not members of a defendant class alleged in an action filed prior to May, 1993. The action in which the intervention was filed was commenced prior to May, 1993, however, and Home Insurance is allegedly a member of the class which that action seeks to certify. Pursuant to the terms of Home Insurance's premium agreements with its insureds, a motion was filed to stay the litigation pending arbitration which was denied by the court. Home Insurance's motion for leave to file a petition for a writ of mandamus subsequent to this ruling was denied by the appellate court. Plaintiffs' Motion for Class Certification is pending along with other motions filed by the defendants. Settlement negotiations are underway. It is reasonably possible that the outcome of this action may be adverse; however, it is not possible at this time to estimate the amount of loss or the effect it might have on the financial condition or results of operations of the Company.

           A complaint and temporary restraining order issued from the New York State Supreme Court were served upon Home Insurance by Bertholon-Rowland Corp., a large producer of Home Insurance professional liability business in New York and Massachusetts. The action arises out of the producer's decision to terminate its business relationship with Home Insurance on six months' notice, and Home Insurance's subsequent immediate suspension of the producer's authority to act on its behalf. The Complaint seeks an injunction and damages nullifying the suspension of authority and enforcing the producer's contractual rights to its customer accounts and commissions. Compensatory and punitive damages are sought. By stipulation of the parties the restraining order was dissolved and legal proceedings stayed pending submission of the dispute to an arbitration panel. Home Insurance obtained a

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

       preliminary injunction against Bertholon-Rowland preventing it from issuing cancellations and non-renewal notices to Home Insurance insureds pending the arbitration hearing which was conducted in June and July of 1995. The final award of the arbitration panel dated August 7, 1995 ordered, among other things, that Bertholon- Rowland's damages claim against Home Insurance be denied. Home Insurance's motion to confirm the arbitration award was submitted to the court on October 12, 1995. On November 8, 1995, Bertholon-Rowland obtained a court order temporarily restraining alleged violations of its ownership rights to policy expirations, and filed a motion for a preliminary injunction against Home Insurance and Zurich-American Insurance Group and Professional Liability Underwriting Managers Inc. due to the alleged violations, seeking other relief as well. Subsequently, Bertholon-Rowland filed a motion to amend the temporary restraining order based upon alleged continuing violations of its expiration rights. The motions are pending before the court. The Company does not believe that the outcome of this action will have a material adverse effect on its financial condition or results of operations.

           On February 13, 1991, Home Insurance and its subsidiaries were acquired from AmBase (the "Acquisition") pursuant to a stock purchase agreement (the "Stock Purchase Agreement"). As part of the Stock Purchase Agreement, as amended, AmBase provided Home Insurance a tax indemnification for certain taxes assessed against AmBase and its consolidated group, which included Home Insurance, for all periods ending on or before December 31, 1989. The Stock Purchase Agreement, as amended, also provided for a "hold-back" of a portion of the purchase consideration by the Company to be used to pay (i) liabilities for federal or state income taxes, including interest thereon, assessed against AmBase, Home Insurance or any other member of the AmBase affiliated group for years ending on or before December 31, 1989, and
       (ii) certain other liabilities, and to the extent not used for these purposes, to be paid to AmBase.

           Home Insurance, as a member of the AmBase affiliated group, joined in filing consolidated federal income tax returns with AmBase during tax years through February 13, 1991, and is severally liable for any federal income tax, including interest, ultimately assessed against AmBase for years during such period. In the event AmBase federal income tax and interest assessments exceed the amount held back pursuant to the Stock Purchase Agreement, as amended, and AmBase does not have sufficient financial resources to pay the excess amount, Home Insurance would be severally liable for such excess amount.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

           AmBase federal tax years through 1991 have been examined and settled by the Internal Revenue Service, with the exception of a "Fresh Start" issue for the 1987 tax year and no additional assessments can be made. Based upon public disclosures by AmBase and information provided by AmBase to the Company under the terms of the Stock Purchase Agreement, as amended, (i) AmBase believes that it has meaningful defenses with respect to the Fresh Start tax issue that is material to AmBase and (ii) the Company believes that if AmBase does not have sufficient financial resources to pay federal income tax and interest assessments for the 1987 tax year for which Home Insurance is severally liable and for the additional AmBase withholding tax issue still open for which Home Insurance believes it is not liable, any liability of Home Insurance for such amounts in excess of the amount held back pursuant to the Stock Purchase Agreement would not have a material adverse effect on the Company's or Home Insurance's financial condition or results of operations. No amounts have been accrued by Home Insurance or the Company in excess of the amount held back pursuant to the Stock Purchase Agreement, as amended.

           In or about October 1994, Gruntal discovered a defalcation in its back office operations area. Gruntal notified the New York Stock Exchange Inc. ("NYSE"), the Commission and the United States Attorney's Office for the Southern District of New York ("USAO"). Gruntal also undertook an inquiry into the circumstances and facts of the defalcation and into related matters. At this time, Gruntal believes that approximately $14 million, consisting in substantial part of funds that should have or potentially could have been abandoned property under the laws of various states ("Abandoned Property"), was embezzled or improperly diverted, including approximately $5 million in such funds that were diverted to accounts established at Gruntal in the names of fictitious customers and used in substantial part to benefit Gruntal. Gruntal believes that the theft is substantially covered by insurance and has submitted claims to its insurer, Home Insurance, under the applicable insurance policy. To date, approximately $8.5 million has been advanced to Gruntal by the carrier. Home Insurance's net retention on the claim was approximately $1 million, with the balance reinsured. Based upon information furnished by Gruntal, inquiries were undertaken by the NYSE, the Commission and USAO.

           In August 1995, two former employees of Gruntal, Charles Meizoso, a Senior Vice President, and Eugene McCloskey, an Internal Audit Manager, pled guilty to a criminal information filed against them by the USAO. The first count of the information alleged a conspiracy involving Meizoso, McCloskey, Waseam Ahmad, Gruntal's former executive cashier (now deceased), and others, the principal purpose of which was alleged to be to embezzle in excess of $5 million, including funds that represented Abandoned Property. The second count of the information alleged a conspiracy involving Meizoso, McCloskey, Ahmad and others, the principal purpose of which was alleged to be to divert for Gruntal's benefit in excess of $5 million of funds, consisting largely of Abandoned Property, by falsifying Gruntal's records and fraudulently transferring funds to fictitious customer accounts, from which some of the funds were

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

       thereafter used to pay Gruntal's expenses or to increase its profits. In April 1996, Edward Bao, a former director and Executive Vice President of Gruntal, was indicted by a grand jury in the Southern District of New York. The 17 count indictment alleged that Bao conspired with Meizoso, McCloskey, Ahmad and others to misappropriate funds, including Abandoned Property, and divert such funds to Gruntal's benefit. The indictment further charged Bao with mail fraud and making certain false entries in Gruntal's book and records. In April 1996, the Commission filed a separate civil injunction against Bao based on, among other things, Bao's alleged role in the diversion of funds, including Abandoned Property, for Gruntal's benefit, the filing of false and misleading reports and a registration statement by Gruntal with the Commission between 1985 and 1987 and certain sales of common stock of Gruntal by Bao in 1987.

           Gruntal continues to discuss the progress of its investigation relating to Abandoned Property with the governmental and self-regulatory bodies involved. In connection with these matters, Gruntal has taken and is taking steps designed to bring the firm into compliance with the Abandoned Property laws of the various states in question, including the recrediting of customers and, to the extent it has been unable to identify customer accounts for recrediting, the escheatment of Abandoned Property to such states and the adoption of new procedures and controls relating to Abandoned Property.

           In addition, Gruntal advised the NYSE, the Commission, USAO and the National Association of Securities Dealers, Inc. ("NASD") that it was conducting a separate review relating to the execution and reporting of certain Over-the Counter ("OTC") trades, which appears to have involved delayed executions of customer trades and questionable reporting and pricing activities.

           In April 1996, pursuant to a settlement entered into between Gruntal and the Commission, and without admitting or denying the allegations therein, Gruntal consented to the entry of an administrative order in which the Commission found the Gruntal's practices with respect to Abandoned Property violated antifraud and broker-dealer reporting and recordkeeping provisions of the federal securities laws, and aided and abetted violations of the federal securities laws by the Company. The Commission order censured Gruntal and required Gruntal to pay $5.5 million in disgorgement and pre-judgment interest (to be disbursed by a fund administrator pursuant to a plan of distribution approved by a federal district court) and a monetary fine of $4 million, and reimburse any customers determined by an independent consultant acceptable to the Commission to have been financially harmed by Gruntal's OTC execution and reporting practices. Under the terms of the settlement, the fund administrator is also required to verify Gruntal's representation to the Commission that it has repaid, recredited, escheated or segregated and scheduled for escheatment $6.7 million which Gruntal has identified as escheatable, or presently believes to be escheatable, or has identified as belonging to customers, contra-parties, vendors and other third parties. In addition,

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

       the independent consultant will review Gruntal's operating policies and procedures with respect to the operations and OTC areas and recommend further changes, if deemed appropriate. In performing these reviews, the fund administrator and independent consultant are authorized to rely upon work performed or to be performed by the Quality Assurance Task Force established by Gruntal's new President and Chief Executive Officer to conduct a diagnostic review of Gruntal's departments and business activities, and upon work by other representatives of Gruntal.

           Gruntal also entered into a separate settlement with the Commission in April 1996, pursuant to which Gruntal consented, without admitting or denying the allegations therein, to the entry of an administrative order in which the Commission found that Gruntal violated antifraud and recordkeeping provisions of the federal securities laws in connection with the execution of certain transactions for investment advisory clients and the non-disclosure to advisory clients of the receipt of certain payments for order flow. The Commission's order censured Gruntal and required Gruntal to pay a monetary fine of $1 million, reimburse any clients determined by an independent consultant acceptable to the Commission to have been financially harmed as a result of the violations, and pay into the United States Treasury the amount of payment that the independent consultant determines Gruntal received for order flow on transactions executed for advisory client accounts plus accrued interest thereon. Under the terms of the settlement, the independent consultant also will review Gruntal's policies and procedures with respect to the execution of orders for advisory client accounts and the coding, and reporting on client confirmations and internal Gruntal records, of transactions executed by Gruntal and recommend further changes, if deemed appropriate. In performing this review, the independent consultant is entitled to rely upon work performed or to be performed by Gruntal's Quality Assurance Task Force and upon work by other representatives of Gruntal.

           In addition, Gruntal entered into a stipulation with the NYSE staff in March 1996 to resolve the NYSE's investigation of Abandoned Property and other issues relating to the supervision of pricing and valuation of certain collateralized mortgage obligations and certain proprietary trading accounts, as well as the accuracy of FOCUS reports previously filed with the NYSE and the late filing of certain other required reports with the NYSE. Pursuant to the stipulation, which was approved by the NYSE in April 1996, Gruntal was censured and required to pay a $1 million fine to the NYSE. In addition, Gruntal agreed to appoint an independent director acceptable to the NYSE to serve on Gruntal's Board of Directors for the next five years. Gruntal is also required to retain an independent consultant, who may be the same person appointed pursuant to the Commission orders, to review Gruntal's systems and procedures and make recommendations for additional systems and procedures, if necessary, reasonably designed to ensure Gruntal's compliance with federal securities laws and NYSE rules and to prevent the recurrence of the violations described in the stipulation.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

           In April 1996, pursuant to a consent between Gruntal and the NASD, and without admitting or denying the allegations therein, Gruntal also consented, among other things, to findings by the NASD that during 1995 through the date of the consent, Gruntal violated certain provisions of the NASD Bylaws and Rules of Fair Practice by trading ahead of certain customer limit orders, failing to report or timely report certain trading transactions and failing to enforce written supervisory procedures relating to the execution of limit orders. Pursuant to the terms of the consent, Gruntal was censured and required to pay a fine of $200,000, up to $100,000 of which may be waived to the extent of payment by Gruntal to customers harmed by certain trading practices, as discussed below. In addition, Gruntal is required to retain an independent consultant to review and, if appropriate, make recommendations with respect to Gruntal's practices and written procedures pertaining to Gruntal's trading, execution and reporting practices in Nasdaq securities. Gruntal is also required to pay to each customer identified by the consultant as harmed by practices described above the amount by which each customer was harmed plus accrued interest.

           The disgorgement amounts and fines described above in connection with the Commission, NYSE and NASD regulatory matters were accrued in the December 1995 financial statements. The Company has made timely payments of the disgorgement amounts and fines as required under these settlements.

           As discussed above, the USAO undertook a separate investigation relating to the Abandoned Property matter. Based upon the information presently available, Gruntal cannot predict whether the USAO will charge Gruntal with any criminal violations. Gruntal believes that any decision by the USAO to prosecute Gruntal would have a materially adverse impact on Gruntal's financial condition. Gruntal has advised the USAO of its views and has also communicated a number of factors that in Gruntal's view would support a decision not to indict Gruntal, including Gruntal's self-reporting to, and cooperation with, governmental, regulatory and self-regulatory bodies, remediation of past non-compliance with state abandoned property laws and recrediting of customer accounts, adoption of new policies and procedures, management and personnel changes, ongoing review of its business practices, and willingness to agree to the appointment of an independent monitor with authority to review Gruntal's business activities and recommend further changes in policies and procedures.

           Gruntal has also brought the Abandoned Property and other matters referred to above to the attention of the Commodity Futures Trading Commission ("CFTC") and the North American Securities Administrators Association, a national association of state securities regulators. These matters could result in additional investigations and proceedings by the CFTC and state securities regulators, in connection with which such authorities may seek to impose additional sanctions against Gruntal. Although the ultimate outcome cannot be predicted with certainty, management presently believes that any such sanctions will not have a materially adverse effect on the consolidated financial statements of Gruntal or the Company.

                               HOME HOLDINGS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS

       The following should be read in conjunction with the consolidated financial statements.

       CONSOLIDATED

           Consolidated revenues were $240 million in the three months ended March 31, 1996 compared with $511 million in the prior-year. The net loss was $35 million in the three months ended March 31, 1996, a decrease of $29 million over the same period in 1995.

       HOME INSURANCE

       Insurance revenues and pre-tax loss were as follows:

                                                  1996              1995
                                                  -----            -----
       ($ millions)
       Net earned premiums                        $  80            $ 352
       Net investment income                         43               53
       Realized capital gains                      --                  5
                                                  -----            -----

           Insurance revenues                     $ 123            $ 410
                                                  =====            =====

       Underwriting loss                          $ (72)           $(104)
       Net investment income                         43               53
       Realized capital gains                      --                  5
                                                  -----            -----

           Insurance pre-tax loss                 $ (29)           $ (46)
                                                  =====            =====


       Underwriting Results

           In connection with the Recapitalization which closed on June 12, 1995, Home Insurance ceased writing new and renewal business except for limited risks that Home Insurance is obligated to continue writing for an interim period. All Home Insurance operations are being run-off subsequent to June 12, 1995. Prior to the Closing, the Company had attempted to mitigate the effect of the downgrades by the rating agencies by entering into a Facility Agreement which allowed Home Insurance's clients to have access to the security of Zurich American, a Company that is A+ rated by A.M. Best. The Facility Agreement terminated June 12, 1995.

                               HOME HOLDINGS INC.

       Net earned premiums and underwriting results by product were as follows:

       Net Earned Premiums

                                                     1996            1995
                                                     ----            ----
       ($ millions)

       Commercial casualty                            $50            $207
       Commercial property                              4              14
                                                      ---            ----

         Commercial accounts group                     54             221
       Professional liability                           9              60
       Other specialty lines                           11              61
                                                      ---            ----
         Specialty lines group                         20             121

       Run-off operations                               6              10
                                                      ---            ----

         Total                                        $80            $352
                                                      ===            ====


       Underwriting Loss

                                                   1996            1995
                                                   ----            ----
       ($ millions)
       Commercial casualty                         $(25)           $ (36)
       Commercial property                          (26)             (18)
                                                   ----            -----

         Commercial accounts group                  (51)             (54)
       Professional liability                       (10)             (15)
       Other specialty lines                         (4)              (3)
                                                   ----            -----
         Specialty lines group                      (14)             (18)
                                                   ----            -----

       Run-off operations                            (7)             (32)
                                                   ----            -----

         Total                                     $(72)           $(104)
                                                   ====            =====


           Underwriting losses were $72 million in the three months of 1996, compared with $104 million in the same period in 1995. The 1996 underwriting loss was primarily due to lower earned premiums and expenses incurred in managing the run-off of Home Insurance's operations. The 1995 underwriting loss was impacted by unfavorable loss experience.

           The commercial accounts group underwriting loss was $51 million in the three months of 1996, compared with $54 million in the prior year period. The 1996 underwriting loss included commercial casualty and commercial property losses of $25 million and $26 million, respectively, compared to $36 million and $18 million, respectively in the prior year period. The 1996 commercial accounts group loss was primarily due to lower earned premiums and expenses incurred in managing the run-off of its operations. The 1995 result reflected unfavorable loss experience.

                               HOME HOLDINGS INC.

           The specialty lines group loss was $14 million in the three months of 1996, compared with $18 million in the prior year period. The 1996 specialty lines group loss was primarily due to lower earned premiums and expenses incurred in managing the run-off of its operations. The 1995 underwriting loss was primarily attributable to unfavorable loss experience in professional liability and excess casualty/umbrella.

           The run-off operations loss was $7 million in the three months of 1996, compared with $32 million in the prior year period. Underwriting losses from Pollution/Asbestos Policies was nil in 1996 compared to $15 million in the 1995 period. The 1996 underwriting loss included $4 million from involuntary syndicates while the 1995 loss included $8 million from personal lines and $8 million from voluntary syndicates and assumed reinsurance.

       Investments

           As of March 31, 1996 the Company has recorded an increase to the Portfolio Swap Receivable of $39 million representing a receivable from Centre Reinsurance Dublin because of a negative difference from the 7.5% target return. The negative difference since January 1, 1996 resulted from the net of (i) a $35 million difference in favor of the Company due to a decrease in the fair value of investments underlying the Swap and
       (ii) a $4 million difference in favor of the Company for investment income representing an upward adjustment to reach the 7.5% target yield. Actual investment income before such adjustments was $39 million.

           In the first quarter of 1996, the Company recorded $4 million in unrealized gains on insurance equity investments not underlying the Swap.

       GRUNTAL

           An analysis of broker-dealer results for the first quarter ended March 31, is set forth in the following table:

                                                       1996          1995
                                                       ----          ----
       ($ millions)
       Commissions                                     $ 25          $ 19
       Principal transactions                            45            43
       Underwriting and investment banking                9             7
       Interest                                          29            26
       Other                                              9             6
                                                       ----          ----

         Total revenues                                 117           101

       Total expenses                                   110            95
                                                       ----          ----

         Income before income taxes                    $  7          $  6
                                                       ====          ====

                               HOME HOLDINGS INC.

           Total broker-dealer revenues increased $16 million for the three months ended March 31, 1996, to $117 million, when compared to the same period last year. All categories of revenues increased from the same period last year.

           Commission revenues were $25 million, a 32% increase from the prior year, primarily due to increased sales of OTC securities. Principal transactions increased $2 million or 5% over the prior year. This was due to increased sales of OTC securities and listed equity securities which were offset by decreased revenues from sales of fixed income securities, including municipal and corporate bonds, transacted on a principal basis to clients and other broker/dealers. Underwriting and investment banking revenues increased 29% to $9 million primarily due to increased mutual funds and unit trust sales. Interest revenues increased by $3 million or 12% from the prior year mainly due to higher margin interest rates on a larger base of customer margin debt and higher levels of stock borrowed activity.

           The increase in Gruntal's expenses from $95 million in 1995 to $110 million in 1996 primarily reflects increases in compensation related to the increase in compensable revenues and an increase in interest expense from higher levels of bank loans compared to the same period last year.

           Income before income taxes was $7 million for the three months ended March 31, 1996 compared with $6 million in 1995.

       OTHER

           Corporate interest expense was $12 million in the first quarter of 1996, compared with $10 million in 1995. The increase reflects the changes to corporate debt in connection with the Recapitalization.

           Other expenses were nil in the first quarter of 1996, compared to $12 million in 1995. The 1995 expenses were primarily comprised of transaction expenses of $9 million, related to the Recapitalization.

           Income tax expense was $1 million in the three months of 1996 compared with expense of $2 million in the 1995 period. Taxes in 1996 and 1995 were comprised of state and foreign taxes. The Company was unable to recognize a federal income tax benefit against its 1996 or 1995 pre-tax losses.

                               HOME HOLDINGS INC.

       FINANCIAL CONDITION

       Consolidated

           Following the closing of the Recapitalization, Home Insurance has generally ceased writing new or renewal insurance or reinsurance business, except for limited risks that Home Insurance is obligated to continue writing for an interim period. The Company has been notified by the New Hampshire Department that, in light of the Recapitalization, Home Insurance cannot pay any dividends without prior approval of the New Hampshire Department.

           If the New Hampshire Department rejects future dividends filings, the Company will be forced to raise cash through capital infusions, the issuance of additional debt, or the sale of assets in order to meet its current obligations; however there are no assurances that such sources will be available. Under the terms of the Recapitalization Agreement, Centre Finance agreed to purchase up to $46 million aggregate principal amount of the Company's 7% Series B Senior Working Capital Notes to fund interest payments occurring until June 1997 on the Public Indebtedness as described in note 1 of the 1995 Annual Report. Such Series B Senior Working Capital Notes will be purchased by Centre Finance on the applicable interest payment dates for the Public Indebtedness. As of March 31, 1996 the Company has issued $23 million of the Series B Senior Working Capital Notes.

           To fund additional cash requirements incurred in connection with the Equity Repurchase Transaction, the Recapitalization and other extraordinary needs, Centre Finance and Zurich Centre Investments Limited ("ZCI") purchased $15 million principal amount of the Company's 12% Senior Subordinated Working Capital Notes due and $12 million principal amount of the Company's 7% Series A Senior Working Capital Notes, pursuant to the Standby Working Capital Credit Agreement, dated as of April 26, 1995, by and between the Company and ZHI. The Company, ZHI and Trygg-Hansa agreed that the Company may issue and ZHI may purchase, additional Series A Senior Working Capital Notes having an aggregate principal amount of $4 million, and on February 8, 1996 the Company issued $3.3 million of these notes.

           Interest on the Series A and Series B Senior Working Capital Notes is payable quarterly, and, at March 31, 1996, approximately $1.5 million of interest was accrued but not paid by the Company and accordingly is overdue. On any overdue payment of principal or interest, the interest rate is adjusted upwards to the greater of (i) the rate of interest on the notes, plus 3% or (ii) the prime rate plus 3%. Non-payment of interest at the due date additionally constitutes an Event of Default under the terms of the Series A and Series B Senior Working Capital Notes which, among other things, would remove Centre Finance's obligation to fund additional Series A and Series B Senior Working Capital Notes. Centre Finance and its affiliates have waived their rights and privileges with respect to a default of an interest payment, except interest rate adjustments, through December 31, 1996.

                               HOME HOLDINGS INC.

           Neither Centre Finance nor Zurich Insurance Company have any obligations pursuant to the Recapitalization or otherwise to provide any capital or other financial support to the Company or its subsidiaries other than the limited amounts specifically provided for pursuant to the Recapitalization and related agreements. Centre Finance and Zurich Insurance Company have informed the Company that they do not intend to provide any financial support beyond such limited amounts as may be required pursuant to the Recapitalization.

           The sources of funds of the Company consist primarily of dividends from Home Insurance. Accordingly, the Company's ability to pay its obligations depends on the receipt of sufficient funds from Home Insurance. Since Home Insurance is subject to regulatory restrictions on the amount of dividends that can be paid as described above, its assets are not necessarily available to the Company on a current basis. The Company did not receive common stock dividends from Home Insurance in 1996 or 1995.

           Based on the Company's most current cash flow projections, funds on hand and funds that could be borrowed from the remaining $700,000 of Series Senior A Working Capital Notes and funds that can be used from the Series B Senior Working Capital Notes should be sufficient to meet the Company's cash flow needs through the end of 1996. The preparation of cash flow projections, however, requires many assumptions and estimates by management, and the actual outcome and results can vary materially from such estimates. Additionally, there are no assurances that, without dividends from Home Insurance, the Company will be able to meet its cash flow needs beyond 1996.

           At March 31, 1996 and December 31, 1995, the Company's outstanding corporate debt was $526 million and $517 million, respectively.

           Home Insurance and Centre Reinsurance Dublin entered into the Excess of Loss Reinsurance Agreement, dated as of June 12, 1995. Home Insurance is provided with an aggregate limit of $1.3 billion subject to certain adjustments, attaching at the point that Home Insurance has no remaining cash or assets readily convertible into cash to pay any of its obligations. Among such adjustments, in the event that Home Insurance pays any dividends to the Company prior to the third anniversary of the Closing to fund interest payments on the Public Indebtedness, the limit will be increased by the amount of such dividends plus interest thereon at the rate of 7.5% per annum, compounded, from the date such dividends were paid to the date the reinsurer commences making payments under the Excess of Loss Reinsurance Agreement. Also, up to $290 million of additional coverage provided by the Excess of Loss Reinsurance Agreement shall be linked to certain factors including dividend payments from Home Insurance to the Company funding principal payments on the Public Indebtedness and the New Notes (as defined in note 1 to the 1995 Annual Report) as such debts become payable.

           Based on cash flow forecasts at December 31, 1995, the Company is projecting that coverage limits of the Excess of Loss Reinsurance Agreement will be substantially exhausted, and due to these projected future recoveries, loss reserves with a net present value of $415 million were recorded in 1995 as a recoverable from the Excess of Loss

                               HOME HOLDINGS INC.

       Reinsurance Agreement. The Company has not recorded any changes to the recoverable in the first quarter of 1996.

       Home Insurance

           Following the closing of the Recapitalization, Home Insurance has generally ceased accepting business except as required by regulation or contractual obligations. As a result, payment of future claims and operating expenses would be met by earning investment income or through liquidating the investment portfolio. At March 31, 1996, the Portfolio Swap Receivable of $1,870 million was available to provide for any foreseeable immediate cash requirements.

           Cash used for insurance operating activities was $404 million in the three months ended March 31, 1996 compared with $154 million in the same period in 1995. The increase in 1996 was due primarily to lower premiums collections resulting from the run-off of operations. Cash used for operating activities was funded primarily from sales of fixed maturities.

           The cash flow of Home Insurance's operations is derived primarily from investment income and proceeds from sales, redemptions and maturities of investments. Home Insurance's funds are applied primarily to claim payments and operating expenses.

           Home Insurance's statutory surplus at March 31, 1996 was $222 million compared with $230 million at December 31, 1995. The New Hampshire Department also has directed a consulting actuarial firm to perform an accelerated review of Home Insurance's loss reserves, with particular emphasis on Asbestos/Pollution Policies.

       Securities Broker-Dealer

           Certain minimum amounts of capital must be maintained by Gruntal's broker-dealer subsidiaries to satisfy the requirements of the Uniform Net Capital Rule (Rule 15c3-1) of the Commission and the capital rules of other regulatory authorities. At March 31, 1996, Gruntal & Co.'s net capital as defined by the Commission and other regulatory authorities was $103 million, which was $82 million in excess of the aggregate minimum required.

                               HOME HOLDINGS INC.

       PART II.    OTHER INFORMATION

       ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   None

       ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                   Reports on Form 8-K were filed by the Company on April 4, 1996 and May 3, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HOME HOLDINGS INC.

     May 14, 1996                    by      RICHARD H. HERSHMAN

                                                     Treasurer
                                     (Principal Financial and Accounting Officer
                                      through the Services Agreement with
                                      Risk Enterprise Management Limited)

         EXHIBIT INDEX


Exhibit No.          Description
- - ----------           -----------

   27            Financial Data Schedule