Form 10-Q
period 1996-06-30
HOME HOLDINGS INC
filed 1996-08-15
CIK 875090

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report Pursuant to Section 13 of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

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

YES  X      NO
    ---        ---

At June 30, 1996, there were 14,114,500 shares of registrant's Series A Common Stock, par value $.01 per share, outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               HOME HOLDINGS INC.
                        Consolidated Statements of Income
                  Second Quarter and Six Months ended June 30,
                                   (Unaudited)

                                  ($ millions)

                                                    Second Quarter         Six Months
                                                   ---------------     -----------------
                                                    1996      1995      1996       1995
                                                   -----     -----     -----     -------
REVENUES:

Net earned premiums (note 2)                       $  33     $ 271     $ 113     $   623
Insurance net investment income                       38        80        81         133
Insurance realized capital gains (losses)             10      (212)       10        (207)
Securities broker-dealer operations                  122       115       239         216
                                                   -----     -----     -----     -------
      Total revenues                                 203       254       443         765
                                                   -----     -----     -----     -------
OPERATING EXPENSES:

Losses and loss adjustment expenses (note 2)          86       496       191         846
Policy acquisition and other insurance expenses       34        98        81         204
Securities broker-dealer operations                  110       109       220         204
Corporate interest expense                            12        13        24          23
Other expenses                                        --        11        --          23
                                                   -----     -----     -----     -------
      Total expenses                                 242       727       516       1,300
                                                   -----     -----     -----     -------
      Loss before income taxes                       (39)     (473)      (73)       (535)

Income tax expense                                    (1)       (1)       (2)         (3)
                                                   -----     -----     -----     -------
      NET LOSS                                     $ (40)    $(474)    $ (75)    $  (538)
                                                   =====     =====     =====     =======

- ---------------

See notes to consolidated financial statements.

                               HOME HOLDINGS INC.
                           Consolidated Balance Sheets

                                  ($ millions)

                                                         June 30,     December 31,
                                                           1996           1995
                                                       -----------    ------------
                                                       (Unaudited)
  ASSETS
Insurance investments at fair value:
Portfolio swap receivable (note 5)                       $ 1,624        $ 2,130
Fixed maturities available for sale
  (cost $31 and $33)                                          31             33
Equity securities (cost $18 and $24) (note 5)                 23             24
Short-term investments                                         2              2
                                                         -------        -------
    Total insurance investments                            1,680          2,189

Cash                                                          57             34
Premiums receivable                                          332            384
Funds held by affiliate                                      273            265
Reinsurance receivables                                    2,260          2,383
Prepaid reinsurance premiums                                   2             24
Securities broker-dealer investments                         454            539
Receivable from brokers, dealers and customers             2,306          1,896
Other assets                                                 246            289
                                                         -------        -------
    Total assets                                         $ 7,610        $ 8,003
                                                         =======        =======
  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
Unpaid losses and loss adjustment expenses               $ 5,304        $ 5,814
Unearned premiums                                             24            141
Payables to brokers, dealers and customers                 1,879          1,621
Securities of broker-dealer sold under
  agreements to repurchase                                    --            131
Debt of securities broker-dealer                             407            304
Corporate debt (note 4)                                      544            517
Other liabilities                                            599            552
                                                         -------        -------
    Total liabilities                                      8,757          9,080
                                                         -------        -------
Litigation and contingencies (note 6)

Stockholders' deficiency: (note 3)
Series A preferred stock, $.01 par value; 170
  shares authorized, issued and outstanding                   --             --
Series A common stock, $.01 par value;
  40,000,000 shares authorized;
  14,114,500 shares outstanding                               --             --
Series B convertible stock, $.01 par value;
  15,000,000 shares authorized;
  11,425,177 shares outstanding                               --             --
Paid-in capital                                              777            777
Deficit                                                   (1,927)        (1,852)
Unrealized gains on insurance investments (note 5)             5             --
Unrealized currency translation adjustments                   (2)            (2)
                                                         -------        -------
    Total stockholders' deficiency                        (1,147)        (1,077)
                                                         -------        -------
    Total liabilities and stockholders' deficiency       $ 7,610        $ 8,003
                                                         =======        =======

                   ---------------

See notes to consolidated financial statements.

                               HOME HOLDINGS INC.
                      Consolidated Statements of Cash Flows
                            Six Months ended June 30,
                                   (Unaudited)

                                  ($ millions)

                                                     1996         1995
                                                    -----        -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $ (75)       $(538)
Adjustments to reconcile net loss to net cash
   used for operating activities:
Insurance realized capital (gains) losses             (10)         207
Unpaid losses and loss adjustment expenses           (510)        (142)
Premiums and reinsurance receivables                  197          (10)
Funds held by affiliate                                (8)          --
Unearned premiums                                    (117)        (222)
Broker-dealer investments and receivables,
   net of payables                                   (109)          10
Other                                                   7           76
                                                    -----        -----
          Net cash used for operating
              activities                             (625)        (619)
                                                    -----        -----
CASH FLOWS FROM INVESTING ACTIVITIES:
Portfolio swap receivable                             506          624
Sales of fixed maturities                               2            2
Sales of equity securities                             15            3
Purchases of equity securities                         --           (1)
Other                                                  (5)         (10)
                                                    -----        -----
          Net cash provided by investing
              activities                              518          618
                                                    -----        -----
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in debt of broker-dealer                     103          123
Increase in corporate debt                             27          214
Decrease in corporate debt                             --         (170)
Stock repurchase                                       --          (92)
Issuance of preferred stock                            --           98
Other                                                  --           (9)
                                                    -----        -----
          Net cash provided by financing
              activities                              130          164
                                                    -----        -----
          Net increase (decrease) in cash              23          163

Cash at beginning of period                            34          144
                                                    -----        -----
          CASH AT END OF PERIOD                     $  57        $ 307
                                                    =====        =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Corporate interest paid                             $  12        $  13
Broker-dealer interest paid                         $  40        $  36
Income taxes paid                                   $   1        $   5

- ---------------

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


2.    PREMIUMS AND LOSSES

         Premium and loss information for the second quarter and six months ended June 30, follows:

                              Second Quarter         Six Months
                              --------------      ---------------
                              1996      1995       1996      1995
                              ----     -----      -----     -----
($ millions)

Written premiums:
Direct                        $  3     $(124)     $   9     $  17
Assumed                          9       362         26       592
Ceded                           (2)      (68)       (17)     (177)
                              ----     -----      -----     -----
         Net                  $ 10     $ 170      $  18     $ 432
                              ====     =====      =====     =====
Earned premiums:
Direct                        $ 10     $ 154      $  38     $ 533
Assumed                         30       216        116       299
Ceded                           (7)      (99)       (41)     (209)
                              ----     -----      -----     -----
         Net                  $ 33     $ 271      $ 113     $ 623
                              ====     =====      =====     =====
Losses and loss adjustment
  expenses:
Direct                        $ 35     $ 307      $ 174     $ 668
Assumed                         41        85         78       145
Ceded                           10       104*       (61)       33*
                              ----     -----      -----     -----
         Net                  $ 86     $ 496      $ 191     $ 846
                              ====     =====      =====     =====

    * Includes a decrease to ceded losses and loss adjustment expenses of $189 million, related to the commutation and assignment of the stop loss treaty.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

         In connection with the Recapitalization as defined in note 1 of the 1995 Annual Report, on December 24, 1994, Zurich Insurance Company's U.S. Branch ("Zurich American"), the Company and Trygg-Hansa AB, a corporation organized under the laws of Sweden ("Trygg-Hansa") entered into the Facultative Reinsurance Facility Agreement (the "Facility Agreement"). Pursuant to the Facility Agreement, Zurich American agreed to issue facultative reinsurance certificates and related cut-through endorsements with respect to policies issued by The Home Insurance Company and its insurance subsidiaries ("Home Insurance"), if requested by Home Insurance and if such risks met Zurich American's underwriting criteria.

         On February 9, 1995, the Facility Agreement was amended to provide that existing or prospective insureds of Home Insurance that decline a Zurich American reinsurance certificate would be offered a Zurich American insurance policy with associated premiums and liabilities being assumed by Home Insurance through a 100% quota share reinsurance agreement.

         On June 12, 1995, the Facility Agreement was further amended to provide for settlements of balances after June 12, 1995 due between Home Insurance and Zurich American and to delete a provision for a 1% renewal premium payable by Zurich American with respect to direct policies issued by Zurich American under the Facility Agreement. The Facility Agreement terminated as of June 12, 1995.

         The effect of the Facility Agreement for the second quarter and six months ended June 30, follows:

      ($ millions)

                          Second Quarter       Six Months
                          --------------    ---------------
                          1996      1995     1996      1995
                          ----     -----    -----     -----
      Written premiums:
      Direct**             $(1)    $ (84)    $ (6)    $(205)
      Assumed                6       355       16       546
      Ceded                 --        (6)      (5)      (34)
                           ---     -----     ----     -----
         Net               $ 5     $ 265     $  5     $ 307
                           ===     =====     ====     =====
      Earned premiums
      Direct**             $(1)      (99)    $ (6)    $(139)
      Assumed                6       149       16       197
      Ceded                 --       (15)      (5)      (21)
                           ---     -----     ----     -----
         Net               $ 5     $  35     $  5     $  37
                           ===     =====     ====     =====

      ** Negative direct premiums is due to policies cancelled and subsequently assumed.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

      Asbestos/Pollution Losses and Loss Adjustment Expenses

         The 1996 second quarter and six months incurred loss and loss adjustment expenses relating to policies which have been alleged to contain asbestos/pollution exposure ("Asbestos/Pollution Policies") were nil for the 1996 second quarter and six months compared with $20 million and $35 million, respectively, for the same periods in 1995. The 1996 second quarter and six months incurred loss for Asbestos\Pollution Policies reflected $16 million and $42 million of paid losses, respectively, offset by decreases of $16 million and $42 million, respectively, to unpaid losses and loss adjustment expenses for the same periods.

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

      with respect to exposure and coverage can take months to years from receipt of an initial claim. Thus, reserves with respect to specific pollution cases typically are set, if at all, only after substantial factual discovery is completed in the action.

         In 1995, Home Insurance established a single Environmental and Mass Tort Division, which will also include a new team to merge legal, actuarial and financial expertise in collaborating with policyholders and reinsurers to find alternative resolutions to claims in the environmental and mass tort areas. Management believes that these organizational changes will increase operational efficiency, while assuring that Home Insurance takes a unified and consistent approach to these claims. This division is also preparing an inventory of potential exposures for Asbestos/Pollution Policies, which Home Insurance will utilize to evaluate its use of industry benchmarks to establish reserves.

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

 3.   STOCKHOLDERS' DEFICIENCY

      Dividend Restrictions

         The Company has been notified by the New Hampshire Insurance Department (the "New Hampshire Department") that, in light of the Recapitalization, Home Insurance cannot pay any dividends without prior approval of the New Hampshire Department. If the New Hampshire Department rejects future dividend payments, the Company will be forced to raise cash through capital infusions, the issuance of additional debt, or the sale of assets in order to meet its current obligations; however, there are no assurances that such sources will be available. Under the terms of the Recapitalization Agreement, Centre Finance Dublin ("Centre Finance"), an affiliate of Zurich Insurance Company, agreed to purchase up to $46 million aggregate principal amount of the Company's 7% Series B Senior Working Capital Notes to fund interest payments through December 1996 on the Public Indebtedness. Such Series B Senior Working Capital Notes will be purchased by Centre Finance on the applicable interest payment dates for the Public Indebtedness. As of June 30, 1996 the Company has issued $35 million of the Series B Senior Working Capital Notes.

         Based on the Company's most current cash flow projections, funds on hand and funds that can be used from the issuance of Series B Senior Working Capital Notes should be sufficient to meet the Company's cash flow needs through the end of 1996. The preparation of cash flow projections, however, requires many assumptions and estimates by management, and the actual outcome and results can vary materially from such estimates.
      While there should be sufficient funds to meet its cash needs through 1996, there can be no assurances that events or circumstances described herein or unforeseen will not result in a cash shortfall before December 31, 1996. The Company is currently reviewing its cash needs and cash sources for 1997. Without dividends from Home Insurance, the Company is unlikely to be able to meet its cash needs during 1997.

      Statutory Information

         The accounting practices of insurance companies are prescribed or permitted by certain regulatory authorities. Certain of these practices differ from the generally accepted accounting principles used in preparing the consolidated financial statements of the Company. Home Insurance's consolidated policyholders' surplus determined in accordance with statutory practices was $211 million at June 30, 1996 compared with $230 million at December 31, 1995.

         In connection with the New Hampshire Department's involvement in approving the Recapitalization, it has appointed a representative to act as an on-site monitor for the Company's operations, with certain rights of access and cooperation from the Company and Risk Enterprise Management Limited. The New Hampshire Department also continues to direct a consulting actuarial firm to perform an accelerated review of Home Insurance's loss reserves, with particular emphasis on Asbestos/Pollution Policies.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

 4.   CORPORATE DEBT

                                                            June 30,     December 31,
                                                              1996          1995
                                                             --------     ------------
      ($ millions)

      7% Senior Notes due in 1998, net of
         unamortized discount of $1 in 1996 and 1995           $ 99          $ 99
      7 7/8% Senior Notes due in 2003, net of
         unamortized discount of $1 in 1996
         and $2 in 1995                                         178           177
      7 7/8% Senior Notes due in 2003, net of
         unamortized discount of nil in 1996 and 1995             1             1
      12% Senior Subordinated Notes, issued at
         original issue discount, $303 million
         principal value due in 2004                            111           105
      8% Junior Subordinated Notes, issued at
         original issue discount, $171 million
         principal value due in 2004                             87            84
      12% Senior Subordinated Working Capital
         Notes, issued at original issue discount,
         $46 million principal value due in 2004                 17            16
      7% Series A Senior Working Capital Notes                   16            12
      7% Series B Senior Working Capital Notes                   35            23
                                                               ----          ----
         Total Corporate Debt                                  $544          $517
                                                               ====          ====

         Interest on the Series A and Series B Senior Working Capital Notes is payable quarterly, and at June 30, 1996, approximately $2 million of interest was accrued but not paid by the Company and accordingly is overdue. On any overdue payment of principal or interest, the interest rate is adjusted upwards to the greater of (i) the rate of interest on the notes, plus 3% or (ii) the prime rate plus 3%. Non-payment of interest at the due date additionally constitutes an event of default under the terms of the Series A and Series B Senior Working Capital Notes which, among other things, would remove Centre Finance's obligation to fund additional Series A and Series B Senior Working Capital Notes. Centre Finance and its affiliates have waived their rights and privileges with respect to a default of an interest payment, except interest rate adjustments, through December 31, 1996.

         Principal on the Series A and Series B Senior Working Capital Notes of approximately $16 million and $24 million, respectively, was due June 1996. Pursuant to the Standby Working Capital Credit Agreement, dated as of April 26, 1995, the Company, on May 21, 1996, elected to extend the due date of such principal until June 1997. Additionally, $12 million of Series B Senior Working Capital Notes issued on June 15, 1996, matures on June 15, 1997.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

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

         As of June 30, 1996, the Company has recorded, as a component of the Portfolio Swap Receivable, an amount due from Centre Reinsurance Dublin of $58 million because of a negative difference from the 7.5% target return. The negative difference since January 1, 1996 resulted from the net of (i) a $50 million difference in favor of the Company due to a decrease in the fair value of investments underlying the Swap and (ii) a $8 million difference in favor of the Company for investment income representing an upward adjustment to reach the 7.5% target yield. Actual investment income before such adjustments was $73 million.

         Securities and cash totaling $210 million were transferred to Centre Reinsurance Dublin on January 22, 1996, to settle the 1995 Swap liability.

         In the six months ended June 30, 1996, the Company recognized $5 million in unrealized gains on insurance equity investments not underlying the Swap.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

         In the second quarter of 1996, Zurich Investment Management Inc. ("ZIM") replaced its affiliate, Centre Investment Services Limited, as manager of the Company's cash and invested assets. The fair value of securities managed by ZIM and underlying the Portfolio Swap Receivable from Centre Reinsurance Dublin is as follows:

                                                                Estimated
                                                                     Fair
                                                                    Value
      ($ millions)

      Fixed Maturities:
      U.S. Government and agency                                   $  455
      Mortgage-backed                                                 458
      Corporate                                                       508
      Foreign governments                                              49
      Other                                                             3
                                                                   ------
         Total                                                      1,473

      Equity securities                                                 8
      Short-term investments                                           85
         Total Swap investments                                     1,566
      Receivable from Centre Reinsurance Dublin                        58
         Portfolio Swap Receivable                                 $1,624
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

         While the aggregate dollar amounts involved in these legal proceedings cannot be

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

      determined with certainty, if the Company or its subsidiaries were required to pay the amounts at issue, such payment or payments could have a material adverse effect on the Company's financial condition or results of operations. However, in the opinion of management, the ultimate aggregate liability in these actions is not expected to exceed the amounts currently reserved in an amount which would have a material adverse effect on the Company's financial condition or results of operations. There are no assurances that the outcome of these matters will not vary materially from management's estimates.

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

         The Texas Legislature has passed a statute which, under certain circumstances, may exempt insurers from liability for the alleged overcharges if they did not charge insureds more than residual market rates and were not members of a defendant class alleged in an action filed prior to May, 1993. The action in which the intervention was filed was commenced prior to May, 1993, however, and Home Insurance is allegedly a member of the class which that action seeks to certify. Pursuant to the terms of Home Insurance's premium agreements with its insureds, a motion was filed to stay the litigation pending arbitration which was denied by the court. Home Insurance's motion for leave to file a petition for a writ of mandamus subsequent to this ruling was denied by the appellate court. A settlement between fourteen of the primary defendants, including Home Insurance, has been reached. Home Insurance has contributed approximately $8 million, which had been accrued as of December 31, 1995, under a trust agreement pending final court approval. On July 5, 1996 the Texas District Court gave preliminary approval to the settlement.

         A complaint and temporary restraining order issued from the New York State Supreme Court were served upon Home Insurance by Bertholon-Rowland Corp., a large producer of Home Insurance's professional liability business in New York and Massachusetts. The action arises out of the producer's decision to terminate its business relationship with Home Insurance on six months' notice, and Home Insurance's subsequent immediate suspension of the producer's authority to act on its

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

      behalf. The complaint seeks an injunction and damages nullifying the suspension of authority and enforcing the producer's contractual rights to its customer accounts and commissions. Compensatory and punitive damages are sought. By stipulation of the parties the restraining order was dissolved and legal proceedings stayed pending submission of the dispute to an arbitration panel. Home Insurance obtained a preliminary injunction against Bertholon-Rowland preventing it from issuing cancellations and non-renewal notices to Home Insurance insureds pending the arbitration hearing which was conducted in June and July of 1995. The final award of the arbitration panel dated August 7, 1995 ordered, among other things, that Bertholon-Rowland's damages claim against Home Insurance be denied. Home Insurance's motion to confirm the arbitration award was submitted to the court on October 12, 1995. On November 8, 1995, Bertholon-Rowland obtained a court order temporarily restraining alleged violations of its ownership rights to policy expirations, and filed a motion for a preliminary injunction against Home Insurance and Zurich-American Insurance Group and Professional Liability Underwriting Managers Inc. due to the alleged violations and seeking other relief as well. Subsequently, Bertholon-Rowland filed a motion to amend the temporary restraining order based upon alleged continuing violations of its expiration rights. The motions are pending before the court. The Company does not believe that the outcome of this action will have a material adverse effect on its financial condition or results of operations.

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

         AmBase federal tax years through 1991 have been examined and settled by the Internal Revenue Service, with the exception of a "Fresh Start" issue for the 1987 tax year and no additional assessments can be made. Based upon public disclosures by AmBase and information provided by AmBase to the Company under the terms of the Stock Purchase Agreement, as amended,
      (i) AmBase believes that it has meaningful defenses with respect to the "Fresh Start" tax issue that is material to AmBase and (ii) the Company believes that if AmBase does not have sufficient financial resources to pay federal income tax and interest assessments for the 1987 tax year for which Home Insurance is severally liable and for the additional AmBase withholding tax issue still open for which Home Insurance believes it is not liable, any liability of Home Insurance for such amounts in excess of the amount held back pursuant to the Stock Purchase Agreement, as amended, would not have a material adverse effect on the Company's or Home Insurance's financial condition or results of operations. No amounts have been accrued by Home Insurance or the Company in excess of the amount held back pursuant to the Stock Purchase Agreement, as amended.

         Home Insurance is involved in a dispute with its landlord, Olympia and York Maiden Lane Company (the "Landlord"), with respect to its lease of its principal offices at 59 Maiden Lane, New York, New York. The Landlord is in default of certain bond obligations that are secured by the building and, consequently, the Landlord has made an assignment of rents to the trustee (the "Trustee") representing the Landlord's bondholders. On June 24, 1996, the Landlord's bondholders obtained a judgment of foreclosure and it is anticipated that the Landlord's bondholders will complete the foreclosure, and gain possession of the building shortly.

         On June 1, 1996, Home Insurance began withholding rent and tax payments to the Landlord. Subsequently, the Trustee and the Landlord issued several notices to Home Insurance threatening to terminate its lease and/or seek possession of the premises. On July 19, 1996, Home Insurance brought an action against the Landlord and the Trustee in its capacity as trustee in New York State Supreme Court entitled, The Home Insurance Company v. Olympia & York Maiden Lane Company, et al., seeking a preliminary injunction to prohibit the Landlord from terminating the lease or beginning an independent rent action in Landlord-Tenant court. In this action, Home Insurance seeks damages from the Landlord for rent overcharges, refusal to obtain tax relief which would benefit Home Insurance, failure to maintain the building including certain life safety systems, and failure to meet its obligations (including statutory and regulatory obligations) with respect to The Americans with Disabilities Act and asbestos in the building.

         The Court granted a temporary restraining order on July 19, 1996, in favor of Home Insurance pending the submission of opposition papers by the Landlord and a reply due from Home Insurance on August 6, 1996. On August 7, 1996, the Court heard oral argument concerning the restraining order and, on August 9, 1996, the Court entered a decision and interim order in this matter. Subject to Home Insurance depositing in escrow with a Court appointed receiver $7,800,000 covering base rent for the months of June, July and August of 1996, the Court ordered that the temporary restraining order stay in place while a Court appointed mediator investigate Home Insurance's allegations. On August 12, 1996, the
      Landlord answered the complaint and counterclaimed for rent and additional rent in the amount of $10,356,710 and other unspecified damages for enforcement costs and contract interest, among other things.

         Management believes it's too early to predict with certainty the ultimate outcome of this dispute, however, an unfavorable outcome could have a material adverse impact on the Company's financial condition.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

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

         In August 1995, two former employees of Gruntal, Charles Meizoso, a Senior Vice President, and Eugene McCloskey, an Internal Audit Manager, pled guilty to a criminal information filed against them by the USAO. The first count of the information alleged a conspiracy involving Meizoso, McCloskey, Waseam Ahmad, Gruntal's former executive cashier (now deceased), and others, the principal purpose of which was alleged to be to embezzle in excess of $5 million, including funds that represented Abandoned Property. The second count of the information alleged a conspiracy involving Meizoso, McCloskey, Ahmad and others, the principal purpose of which was alleged to be to divert for Gruntal's benefit in excess of $5 million of funds, consisting largely of Abandoned Property, by falsifying Gruntal's records and fraudulently transferring funds to fictitious customer accounts, from which some of the funds were thereafter used to pay Gruntal's expenses or to increase its profits. In April 1996, Edward Bao, a former director and Executive Vice President of Gruntal, was indicted by a grand jury in the Southern District of New York. The 17 count indictment alleged that Bao conspired with Meizoso, McCloskey, Ahmad and others, to misappropriate funds, including Abandoned Property, and divert such funds to Gruntal's benefit. The indictment further charged Bao with mail fraud and making certain false entries in Gruntal's book and records. In April 1996, the Commission filed a separate civil injunction against Bao based on, among other things, Bao's alleged role in the diversion of funds, including Abandoned Property, for Gruntal's benefit, the filing of false and misleading reports and a registration statement by Gruntal with the Commission between 1985 and 1987 and certain sales of common stock of Gruntal by Bao in 1987.

         In connection with these matters, Gruntal has taken steps designed to bring the firm into compliance with the Abandoned Property laws of the various states in question, including the recrediting of customers and, to the extent it has been unable to identify customer accounts for recrediting, the escheatment of Abandoned Property to such states and the adoption of new procedures and controls relating to Abandoned Property.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

         In addition, Gruntal advised the NYSE, the Commission, USAO and the National Association of Securities Dealers, Inc. ("NASD") that it was conducting a separate review relating to the execution and reporting of certain Over-the Counter ("OTC") trades, which appears to have involved delayed executions of customer trades and questionable reporting and pricing activities.

         In April 1996, pursuant to a settlement entered into between Gruntal and the Commission, and without admitting or denying the allegations therein, Gruntal consented to the entry of an administrative order in which the Commission found that Gruntal's practices with respect to Abandoned Property violated antifraud and broker-dealer reporting and recordkeeping provisions of the federal securities laws, and aided and abetted violations of the federal securities laws by the Company. The Commission order censured Gruntal and required Gruntal to pay $5.5 million in disgorgement and pre-judgment interest and a monetary fine of $4 million, and reimburse any customers determined by an independent consultant acceptable to the Commission to have been financially harmed by Gruntal's OTC execution and reporting practices. The disgorgement fund will be administered and disbursed by a fund administrator pursuant to a report and a plan which will be submitted to the Commission and which will require court approval. Under the terms of the settlement, the fund administrator is also required to verify Gruntal's representation to the Commission that it has repaid, recredited, escheated or segregated and scheduled for escheatment $6.7 million which Gruntal has identified as escheatable, or presently believes to be escheatable, or has identified as belonging to customers, contra-parties, vendors and other third parties. In addition, the independent consultant will review Gruntal's operating policies and procedures with respect to the operations and OTC areas and recommend further changes, if deemed appropriate. In June 1996, at the direction of the Commission and as approved by the order of the United States District Court for the Southern District of New York in SEC v. Gruntal & Co., Incorporated, et al., 96 Civ. 2514, James R. Doty, Esq., a partner in the law firm of Baker & Botts, L.L.P. and a former General Counsel of the Commission, was engaged to serve as Fund Administrator.

         In June 1996, with the approval of the Commission, the NYSE and the NASD, Gruntal engaged Irving M. Pollack, Esq., former Commissioner of the Commission, to serve as Independent Consultant (hereinafter "the Independent Consultant"), pursuant to the settlement with the Commission, and, additionally, pursuant to other settlements with the Commission, NYSE and NASD, described below. In performing their reviews, the fund administrator and independent consultant are authorized to rely upon work performed or to be performed by the Quality Assurance Task Force established by Gruntal's Chief Executive Officer to conduct a diagnostic review of Gruntal's departments and business activities, and upon work by other representatives of Gruntal.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

         Gruntal also entered into a separate settlement with the Commission in April 1996, pursuant to which Gruntal consented, without admitting or denying the allegations therein, to the entry of an administrative order in which the Commission found that Gruntal violated antifraud and recordkeeping provisions of the federal securities laws in connection with the execution of certain transactions for investment advisory clients and the non-disclosure to advisory clients of the receipt of certain payments for order flow. The Commission's order censured Gruntal and required Gruntal to pay a monetary fine of $1 million, reimburse any clients determined by the Independent Consultant to have been financially harmed as a result of the violations, and pay into the United States Treasury the amount of payment that the Independent Consultant determines Gruntal received for order flow on transactions executed for advisory client accounts plus accrued interest thereon. Under the terms of the settlement, the Independent Consultant also will review Gruntal's policies and procedures with respect to the execution of orders for advisory client accounts and the coding, and reporting on client confirmations and internal Gruntal records, of transactions executed by Gruntal and recommend further changes, if deemed appropriate. In performing this review, the independent consultant is entitled to rely upon work performed or to be performed by Gruntal's Quality Assurance Task Force and upon work by other representatives of Gruntal.

         In addition, Gruntal entered into a stipulation with the NYSE staff in March 1996 to resolve the NYSE's investigation of Abandoned Property and other issues relating to the supervision of pricing and valuation of certain collateralized mortgage obligations and certain proprietary trading accounts, as well as the accuracy of FOCUS reports previously filed with the NYSE and the late filing of certain other required reports with the NYSE. Pursuant to the stipulation, which was approved by the NYSE in April 1996, Gruntal was censured and required to pay a $1 million fine to the NYSE. In addition, Gruntal agreed to appoint an independent director acceptable to the NYSE to serve on Gruntal's Board of Directors for the next five years. Gruntal also agreed to retain the Independent Consultant to review Gruntal's systems and procedures and make recommendations for additional systems and procedures, if necessary, reasonably designed to ensure Gruntal's compliance with federal securities laws and NYSE rules and to prevent the recurrence of the violations described in the stipulation.

         In April 1996, pursuant to a consent between Gruntal and the NASD, and without admitting or denying the allegations therein, Gruntal also consented, among other things, to findings by the NASD that during 1995 through the date of the consent, Gruntal violated certain provisions of the NASD Bylaws and Rules of Fair Practice by trading ahead of certain customer limit orders, failing to report or timely report certain trading transactions and failing to enforce written supervisory procedures relating to the execution of limit orders. Pursuant to the terms of the consent, Gruntal was censured and required to pay a fine of $200,000, up to $100,000 of which may be waived to the extent of payment by Gruntal to customers harmed by certain trading practices, as discussed below. In addition, Gruntal agreed to retain the Independent Consultant to review and, if appropriate, make recommendations with respect to Gruntal's practices and written procedures pertaining to Gruntal's trading, execution and reporting

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

      practices in Nasdaq securities. Gruntal is also required to pay to each customer identified by the Independent Consultant as harmed by practices described above the amount by which each customer was harmed plus accrued interest.

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

         Gruntal has also brought the Abandoned Property and other matters referred to above to the attention of the Commodity Futures Trading Commission ("CFTC") and the North American Securities Administrators Association, a national association of state securities regulators. These matters could result in additional investigations and proceedings by the CFTC and state securities regulators, in connection with which such authorities may seek to impose additional sanctions against Gruntal. Although the ultimate outcome cannot be predicted with certainty, management presently believes that any such sanctions would not have a materially adverse effect on the consolidated financial statements of Gruntal or the Company.

                               HOME HOLDINGS INC.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

    The following should be read in conjunction with the consolidated financial statements.

    CONSOLIDATED

      Consolidated revenues were $203 million and $443 million in the second quarter and six months ended June 30, 1996, respectively, compared with $254 million and $765 million, respectively, in the same periods of 1995. The net loss was $40 million and $75 million in the second quarter and six months ended June 30, 1996, respectively, as compared to $474 million and $538 million, respectively, during the same periods in 1995. The 1995 six months net loss reflected losses of $418 million related to transactions in connection with the Recapitalization, including (i) a loss of $189 million due to the commutation and assignment of the Stop Loss Treaty, (ii) net realized capital losses of $208 million, pertaining to previously recorded unrealized losses covered under the Portfolio Swap Agreement and (iii) transaction expenses of $21 million of which $12 million were recorded in the second quarter.

    HOME INSURANCE

    Insurance revenues and pre-tax loss were as follows:

                                        Second Quarter            Six Months
                                      -----------------       -----------------
                                      1996         1995        1996        1995
                                      ----        -----       -----       -----
    ($ millions)

    Net earned premiums               $ 33        $ 271       $ 113       $ 623
    Net investment income               38           80          81         133
    Realized capital gains              10         (212)         10        (207)
                                      ----        -----       -----       -----

       Insurance revenues             $ 81        $ 139       $ 204       $ 549
                                      ====        =====       =====       =====

    Underwriting loss                 $(87)       $(323)      $(159)      $(427)
    Net investment income               38           80          81         133
    Realized capital gains              10         (212)         10        (207)
                                      ----        -----       -----       -----

       Insurance pre-tax loss         $(39)       $(455)      $ (68)      $(501)
                                      ====        =====       =====       =====

                               HOME HOLDINGS INC.

    Underwriting Results

       In connection with the Recapitalization which closed on June 12, 1995, Home Insurance ceased writing new and renewal business except for limited risks that Home Insurance is obligated to continue writing for an interim period. All Home Insurance operations are being run-off subsequent to June 12, 1995. Prior to the Closing of the Recapitalization, the Company had attempted to mitigate the effect of the downgrades by the rating agencies by entering into a Facility Agreement which allowed Home Insurance's clients to have access to the security of Zurich American, a Company that is A+ rated by A.M. Best. The Facility Agreement terminated June 12, 1995.

    Net earned premiums and underwriting results by product were as follows:

    Net Earned Premiums

                                            Second Quarter                 Six Months
                                        ----------------------       ---------------------
                                          1996          1995           1996          1995
                                        -------       --------       -------       -------
    ($ millions)

    Commercial casualty                 $    18       $    145       $    68       $   352
    Commercial property                       5             14             9            28
                                        -------       --------       -------       -------
      Commercial accounts group              23            159            77           380

    Professional liability                    4             48            13           108
    Other specialty lines                     3             54            14           115
                                        -------       --------       -------       -------
      Specialty lines group                   7            102            27           223

    Run-off operations                        3             10             9            20
                                        -------       --------       -------       -------
      Total                             $    33       $    271       $   113       $   623
                                        =======       ========       =======       =======

    Underwriting Loss

                                            Second Quarter                 Six Months
                                        ----------------------       ---------------------
                                          1996          1995           1996          1995
                                        -------       --------       -------       -------
    ($ millions)

    Commercial casualty                 $   (55)      $    (42)      $   (80)      $   (78)
    Commercial property                     (16)           (24)          (42)          (42)
                                        -------       --------       -------       -------

      Commercial accounts group             (71)           (66)         (122)         (120)

    Professional liability                   (8)           (30)          (18)          (45)
    Other specialty lines                    (4)           (11)           (8)          (14)
                                        -------       --------       -------       -------
      Specialty lines group                 (12)           (41)          (26)          (59)
                                        -------       --------       -------       -------

    Run-off operations                       (4)           (27)          (11)          (59)
                                        -------       --------       -------       -------
      Total before the commutation
          and assignment of the
          stop loss treaty                  (87)          (134)         (159)         (238)

    Commutation and assignment of the
      stop loss treaty                        -           (189)            -          (189)
                                        -------       --------       -------       -------
      Total                             $   (87)      $   (323)      $  (159)      $  (427)
                                        =======       ========       =======       =======

                               HOME HOLDINGS INC.

      Underwriting losses were $87 million and $159 million in the second quarter and six months of 1996, respectively, compared with $323 million and $427 million in the same periods of 1995. The 1996 underwriting losses were primarily due to lower earned premiums and expenses incurred in managing the run-off of Home Insurance's operations. The 1995 results include a loss of $189 million due to the commutation and assignment of the Stop Loss Treaty, in connection with the Recapitalization.

      The commercial accounts group underwriting loss was $71 million and $122 million, respectively, in the second quarter and six months of 1996, compared with $66 million and $120 million, respectively, in the same periods of 1995. The 1996 underwriting losses included commercial casualty losses of $55 million and $80 million in the second quarter and six months, respectively, compared to $42 million and $78 million, respectively, in the same periods of 1995. Commercial property losses of $16 million and $42 million in the second quarter and six months, respectively, were also included in the 1996 underwriting loss compared with $24 million and $42 million for the same 1995 periods. The 1996 commercial accounts group losses were primarily due to lower earned premiums and expenses incurred in managing the run-off of its operations. The 1995 result reflected unfavorable loss experience.

      The specialty lines group losses were $12 million and $26 million in the second quarter and six months of 1996, respectively, compared with $41 million and $59 million, respectively, in the same periods of 1995. The 1996 specialty lines group losses were primarily due to lower earned premiums and expenses incurred in managing the run-off of its operations. The 1995 underwriting losses were primarily attributable to unfavorable loss experience in professional liability and excess casualty/umbrella.

      The run-off operations losses were $4 million and $11 million in the second quarter and six months of 1996, respectively, compared with $27 million and $59 million, respectively, in the same periods of 1995. Underwriting losses from Pollution/Asbestos Policies for the second quarter and six months of 1996 were nil in 1996 compared to $20 million and $35 million, respectively, in the same 1995 periods.

    Investments

      As of June 30, 1996, the Company has recorded an increase to the Portfolio Swap Receivable of $58 million representing a receivable from Centre Reinsurance Dublin because of a negative difference from the 7.5% target return. The negative difference since January 1, 1996 resulted from the net of (i) a $50 million difference in favor of the Company due to a decrease in the fair value of investments underlying the Swap and (ii) a $8 million difference in favor of the Company for investment income representing an upward adjustment to reach the 7.5% target yield. Actual investment income before such adjustments was $73 million.

      In the six months ended June 30, 1996, the Company recorded $5 million in unrealized gains on insurance equity investments not underlying the Swap.

                               HOME HOLDINGS INC.

    GRUNTAL

      An analysis of broker-dealer results for the second quarter ended June 30, is set forth in the following table:

                                           Second Quarter         Six Months
                                          ---------------       ---------------
                                          1996       1995       1996       1995
                                          ----       ----       ----       ----
($ millions)

Commissions                               $ 26       $ 22       $ 51       $ 41
Principal transactions                      47         51         92         94
Underwriting and investment banking          9          7         18         14
Interest                                    31         29         60         55
Other                                        9          6         18         12
                                          ----       ----       ----       ----
  Total revenues                           122        115        239        216

Total expenses                             110        109        220        204
                                          ----       ----       ----       ----
  Income before income taxes              $ 12       $  6       $ 19       $ 12
                                          ====       ====       ====       ====

      Total broker-dealer revenues increased by $7 million and $23 million from the second quarter and six months of 1995 to $122 million and $239 million in 1996, respectively. The increases were primarily due to commissions and clearing service fees.

      Commissions increased $4 million and $10 million for the second quarter and six months ending June 30, 1996 to $26 million and $51 million, respectively, primarily due to increased sales of OTC securities and listed equity securities. The increase in clearing service fees is primarily due to increased correspondent transactions which increased 65% and 67%, respectively, for the second quarter and six months ending June 30, 1996, in comparison to the 1995 respective periods.

      The increase in Gruntal's expenses for the second quarter and six months of 1996, in comparison to the 1995 periods of $1 million and $16 million, respectively, can be attributed to increased compensation expenses directly related to compensable revenues.

    OTHER

      Corporate interest expense was $12 million and $24 million in the second quarter and six months ended June 30, 1996, respectively, compared with $13 million and $23 million, respectively, in the same periods of 1995.

      Other expenses were nil in the second quarter and six months of 1996, compared to $11 million and $23 million, respectively, in the same periods of 1995. The 1995 expenses were primarily comprised of transaction expenses related to the Recapitalization.

                               HOME HOLDINGS INC.

      Income tax expense of $1 million and $2 million, respectively in the second quarter and six months of 1996 compared with expense of $1 million and $3 million, respectively, in the same periods of 1995. Taxes in 1996 and 1995 were comprised of state and foreign taxes. The Company was unable to recognize a federal income tax benefit against its 1996 or 1995 pre-tax losses.

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

      If the New Hampshire Department rejects future dividend payments, the Company will be forced to raise cash through capital infusions, the issuance of additional debt, or the sale of assets in order to meet its current obligations; however there are no assurances that such sources will be available. Under the terms of the Recapitalization Agreement, Centre Finance agreed to purchase up to $46 million aggregate principal amount of the Company's 7% Series B Senior Working Capital Notes to fund interest payments occurring through December 1996 on the Public Indebtedness as described in note 1 of the 1995 Annual Report. Such Series B Senior Working Capital Notes will be purchased by Centre Finance on the applicable interest payment dates for the Public Indebtedness. As of June 30, 1996 the Company has issued $35 million of the Series B Senior Working Capital Notes.

      To fund additional cash requirements incurred in connection with the Equity Repurchase Transaction, the Recapitalization and other extraordinary needs, Centre Finance and Zurich Centre Investments Limited ("ZCI") purchased $15 million principal amount of the Company's 12% Senior Subordinated Working Capital Notes due and $12 million principal amount of the Company's 7% Series A Senior Working Capital Notes, pursuant to the Standby Working Capital Credit Agreement, dated as of April 26, 1995, by and between the Company and ZHI. The Company, ZHI and Trygg-Hansa agreed that the Company may issue and ZHI may purchase, additional Series A Senior Working Capital Notes having an aggregate principal amount of $4 million, and during 1996 the Company has issued $3.8 million of these notes.

                               HOME HOLDINGS INC.

      Interest on the Series A and Series B Senior Working Capital Notes is payable quarterly, and, at June 30, 1996, approximately $2 million of interest was accrued but not paid by the Company and accordingly is overdue. On any overdue payment of principal or interest, the interest rate is adjusted upwards to the greater of (i) the rate of interest on the notes, plus 3% or (ii) the prime rate plus 3%. Non-payment of interest at the due date additionally constitutes an Event of Default under the terms of the Series A and Series B Senior Working Capital Notes which, among other things, would remove Centre Finance's obligation to fund additional Series A and Series B Senior Working Capital Notes. Centre Finance and its affiliates have waived their rights and privileges with respect to a default of an interest payment, except interest rate adjustments, through December 31, 1996.

      Principal on the Series A and Series B Senior Working Capital Notes of approximately $16 million and $24 million, respectively was due June 1996. Pursuant to the Standby Working Capital Credit Agreement, dated as of April 26, 1995, the Company, on May 21, 1996, elected to extend the due date until June 1997. Additionally, $12 million of Series B Senior Working Capital Notes issued on June 15, 1996, matures on June 15, 1997.

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

      Based on the Company's most current cash flow projections, funds on hand and funds that can be used from the issuance of Series B Senior Working Capital Notes should be sufficient to meet the Company's cash flow needs through the end of 1996. The preparation of cash flow projections, however, requires many assumptions and estimates by management, and the actual outcome and results can vary materially from such estimates. While there should be sufficient funds to meet its cash needs through 1996, there can be no assurances that events or circumstances described herein or unforeseen will not result in a cash shortfall before December
    31, 1996. The Company is currently reviewing its cash needs and cash sources for 1997. Without dividends from Home Insurance, the Company is unlikely to be able to meet its cash needs during 1997.


      At June 30, 1996 and December 31, 1995, the Company's outstanding corporate debt was $544 million and $517 million, respectively.

      Home Insurance and Centre Reinsurance Dublin entered into the Excess of Loss Reinsurance Agreement, dated as of June 12, 1995. Home Insurance is provided with an aggregate limit of $1.3 billion subject to certain adjustments, attaching at the point that

                               HOME HOLDINGS INC.

    Home Insurance has no remaining cash or assets readily convertible into cash to pay any of its obligations. Among such adjustments, in the event that Home Insurance pays any dividends to the Company prior to the third anniversary of the Closing of the Recapitalization to fund interest payments on the Public Indebtedness, the limit will be increased by the amount of such dividends plus interest thereon at the rate of 7.5% per annum, compounded, from the date such dividends were paid to the date the reinsurer commences making payments under the Excess of Loss Reinsurance Agreement. Also, up to $290 million of additional coverage provided by the Excess of Loss Reinsurance Agreement shall be linked to certain factors including dividend payments from Home Insurance to the Company funding principal payments on the Public Indebtedness and the New Notes (as defined in note 1 to the 1995 Annual Report) as such debts become payable.

      Based on cash flow forecasts at December 31, 1995, the Company is projecting that coverage limits of the Excess of Loss Reinsurance Agreement will be substantially exhausted, and due to these projected future recoveries, loss reserves with a net present value of $415 million were recorded in 1995 as a recoverable from the Excess of Loss Reinsurance Agreement. The Company has not recorded any changes to the recoverable in the first half of 1996, based on current information, but continuing reassessment of these projections will be performed during the year.

      Beginning June 1996, as discussed in note 6, Home Insurance is withholding rent and tax payments to its Landlord. Amounts withheld for rent of approximately $3 million per month, are being accrued pending resolution of litigation.

    Home Insurance

      Following the closing of the Recapitalization, Home Insurance has generally ceased accepting business except as required by regulation or contractual obligations. As a result, payment of future claims and operating expenses would be met by earning investment income or through liquidating the investment portfolio. At June 30, 1996, the Portfolio Swap Receivable of $1,624 million was available to provide for any foreseeable immediate cash requirements.

      Cash used for insurance operating activities was $625 million for the six months ended June 30, 1996 compared with $619 million in the 1995 period. The cash used for operating activities in 1996 was due primarily to lower premiums collections resulting from the run-off of operations, and 1995 was impacted by low premium collections and payments for the Excess of Loss Reinsurance Agreement. Cash used for operating activities was funded primarily from sales of fixed maturities, underlying the Swap.

      The cash flow of Home Insurance's operations is derived primarily from investment income and proceeds from sales, redemptions and maturities of investments. Home Insurance's funds are applied primarily to claim payments and operating expenses.

                               HOME HOLDINGS INC.

      Home Insurance's statutory surplus at June 30, 1996 was $211 million compared with $230 million at December 31, 1995. The New Hampshire Department also continues to direct a consulting actuarial firm to perform an accelerated review of Home Insurance's loss reserves, with particular emphasis on Asbestos/Pollution Policies.

    Sterling Forest Corporation ("Sterling Forest")

      On May 15, 1996 an agreement in principle was announced for the sale of a substantial part of Sterling Forest lands for public parkland. A letter of intent between Sterling Forest, as seller, and Trust for Public Land and Open Space Institute, as purchaser, was later signed and contract preparation is underway. Under the terms of the agreement, more than 15,000 acres will be acquired as parkland, at a total acquisition cost of $55 million, and Sterling Forest will continue to own approximately 2,220 acres of land and existing improvements, for future development. There is no accounting recognition of the sale in the financial statements until the transaction is consummated, however, no material impact on net income is anticipated upon consummation.

    Securities Broker-Dealer

      Certain minimum amounts of capital must be maintained by Gruntal's broker-dealer subsidiaries to satisfy the requirements of the Uniform Net Capital Rule (Rule 15c3-1) of the Commission and the capital rules of other regulatory authorities. At June 30, 1996, Gruntal & Co.'s net capital as defined by the Commission and other regulatory authorities was $102 million, which was $80 million in excess of the aggregate minimum required.

                               HOME HOLDINGS INC.

    PART II.    OTHER INFORMATION


    ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

    ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                Reports on Form 8-K were filed by the Company on April 4, 1996, May 3, 1996, June 14, 1996 and June 21, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HOME HOLDINGS INC.

                                     By: /s/ RICHARD H. HERSHMAN
                                         ---------------------------------------
    August 14, 1996                          Richard H. Hershman
                                                  Treasurer
                                     (Principal Financial and Accounting Officer
                                     through the Services Agreement with
                                     Risk Enterprise Management Limited)

                                EXHIBIT INDEX


EXHIBIT NO.                                  DESCRIPTION

    27                                  FINANCIAL DATA SCHEDULE