Form 10-Q
period 1996-09-30
HOME HOLDINGS INC
filed 1996-11-14
CIK 875090

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report Pursuant to Section 13 of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

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

At September 30, 1996, there were 14,114,500 shares of registrant's Series A Common Stock, par value $.01 per share, outstanding.

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                               HOME HOLDINGS INC.
                        Consolidated Statements of Income
                Third Quarter and Nine Months ended September 30,
                                   (Unaudited)

                                  ($ millions)

                                                          Third Quarter                   Nine Months
                                                      ----------------------        ----------------------
                                                       1996           1995           1996            1995
                                                      -------        -------        -------        -------
REVENUES:

Net earned premiums (note 2)                          $    13        $   203        $   126        $   826
Insurance net investment income                            34             36            115            169
Insurance realized capital gains (losses)                --             --               10           (207)
Securities broker-dealer operations                        91            122            330            338
                                                      -------        -------        -------        -------

       Total revenues                                     138            361            581          1,126
                                                      -------        -------        -------        -------

OPERATING EXPENSES:

Losses and loss adjustment expenses (note 2)               68            237            259          1,083
Policy acquisition and other insurance expenses            32             86            113            290
Securities broker-dealer operations                        89            111            309            315
Corporate interest expense                                 13             11             37             34
Other expenses                                           --                1           --               24
                                                      -------        -------        -------        -------

       Total expenses                                     202            446            718          1,746
                                                      -------        -------        -------        -------

       Loss before income taxes                           (64)           (85)          (137)          (620)

Income tax expense                                       --               (2)            (2)            (5)
                                                      -------        -------        -------        -------

       NET LOSS                                       $   (64)       $   (87)       $  (139)       $  (625)
                                                      =======        =======        =======        =======


------------------


See notes to consolidated financial statements.

                               HOME HOLDINGS INC.
                           Consolidated Balance Sheets

                                  ($ millions)

                                                       September 30,  December 31,
                                                           1996           1995
                                                          -------        -------
                                                        (Unaudited)
   ASSETS
Insurance investments at fair value:
Portfolio swap receivable (note 5)                        $ 1,391        $ 2,130
Fixed maturities available for sale
   (cost $31 and $33)                                          31             33
Equity securities (cost $18 and $24) (note 5)                  23             24
Short-term investments                                          2              2
                                                          -------        -------

     Total insurance investments                            1,447          2,189

Cash                                                          105             34
Premiums receivable                                           320            384
Funds held by affiliate                                       260            265
Reinsurance receivables                                     2,179          2,383
Prepaid reinsurance premiums                                    1             24
Securities broker-dealer investments                          401            539
Receivable from brokers, dealers and customers              2,060          1,896
Other assets                                                  206            289
                                                          -------        -------

     Total assets                                         $ 6,979        $ 8,003
                                                          =======        =======

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
Unpaid losses and loss adjustment expenses                $ 4,957        $ 5,814
Unearned premiums                                              14            141
Payables to brokers, dealers and customers                  1,871          1,621
Securities of broker-dealer sold under
   agreements to repurchase                                  --              131
Debt of securities broker-dealer                              240            304
Corporate debt (note 4)                                       550            517
Other liabilities                                             558            552
                                                          -------        -------

     Total liabilities                                      8,190          9,080
                                                          -------        -------

Litigation and contingencies (note 6)

Stockholders' deficiency: (note 3)
Series A preferred stock, $.01 par value; 170
   shares authorized, issued and outstanding                 --             --
Series A common stock, $.01 par value;
   40,000,000 shares authorized;
   14,114,500 shares outstanding                             --             --
Series B convertible stock, $.01 par value;
   15,000,000 shares authorized;
   11,425,177 shares outstanding                             --             --
Paid-in capital                                               777            777
Deficit                                                    (1,991)        (1,852)
Unrealized gains on insurance investments (note 5)              5           --
Unrealized currency translation adjustments                    (2)            (2)
                                                          -------        -------

     Total stockholders' deficiency                        (1,211)        (1,077)
                                                          -------        -------

     Total liabilities and stockholders' deficiency       $ 6,979        $ 8,003
                                                          =======        =======


-------
See notes to consolidated financial statements.

                               HOME HOLDINGS INC.
                      Consolidated Statements of Cash Flows
                         Nine Months ended September 30,
                                   (Unaudited)

                                  ($ millions)

                                                     1996           1995
                                                    -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $  (139)       $  (625)
Adjustments to reconcile net loss to net cash
   used for operating activities:
Insurance realized capital (gains) losses               (10)           207
Unpaid losses and loss adjustment expenses             (857)          (307)
Premiums and reinsurance receivables                    291            438
Funds held by affiliate                                   5           (249)
Unearned premiums                                      (127)          (489)
Broker-dealer investments and receivables,
   net of payables                                      158           (244)
Other                                                    30            169
                                                    -------        -------

            Net cash used for operating
                activities                             (649)        (1,100)
                                                    -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Portfolio swap receivable                               739            817
Sales of fixed maturities                                 1              6
Sales of equity securities                               16              4
Other                                                    (5)            (6)
                                                    -------        -------

            Net cash provided by investing
                activities                              751            821
                                                    -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in debt of broker-dealer                       (64)           118
Increase in corporate debt                               33            222
Decrease in corporate debt                             --             (170)
Stock repurchase                                       --              (92)
Issuance of preferred stock                            --               98
Other                                                  --               (9)
                                                    -------        -------

            Net cash provided by financing
                activities                              (31)           167
                                                    -------        -------

            Net increase (decrease) in cash              71           (112)

Cash at beginning of period                              34            144
                                                    -------        -------

            CASH AT END OF PERIOD                   $   105        $    32
                                                    =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Corporate interest paid                             $    12        $    14
Broker-dealer interest paid                         $    60        $    56
Income taxes paid                                   $     2        $     7


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


2.     PREMIUMS AND LOSSES

           Premium and loss information for the third quarter and nine months ended September 30, follows:

                                                 Third Quarter                  Nine Months
                                                 -------------                  -----------
                                            1996             1995           1996             1995
                                           -------          -------        -------          -------
($ millions)
Written premiums:
Direct                                     $     3          $   (14)       $    12          $     3
Assumed                                          2               11             28              603
Ceded                                           (1)             (16)           (18)            (193)
                                           -------          -------        -------          -------

           Net                             $     4          $   (19)       $    22          $   413
                                           =======          =======        =======          =======

Earned premiums:
Direct                                     $     8          $   127        $    46          $   660
Assumed                                          6              136            122              435
Ceded                                           (1)             (60)           (42)            (269)
                                           -------          -------        -------          -------

           Net                             $    13          $   203        $   126          $   826
                                           =======          =======        =======          =======

Losses and loss adjustment expenses:
Direct                                     $    20          $   133        $   194          $   801
Assumed                                         38              156            116              301
Ceded                                           10**            (52)           (51)**           (19)*
                                           -------          -------        -------          -------

           Net                             $    68          $   237        $   259          $ 1,083
                                           =======          =======        =======          =======


* Includes a decrease to ceded losses and loss adjustment expenses of $189 million, related to the commutation and assignment of the stop loss treaty.

** During the third quarter the estimates of ceded reserves to insolvent and commuted reinsurers for Asbestos/Pollution Policies were refined, resulting in a decrease of $35 million to ceded losses and loss adjustment expenses.

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

           The effect of the Facility Agreement for the third quarter and nine months ended September 30, follows:

       ($ millions)

                        Third Quarter           Nine Months
                        -------------           -----------
                       1996       1995         1996           1995
                      -----       -----        -----        -----
Written premiums:
Direct**              $  --       $   3        $  (6)       $(202)
Assumed                   1          (6)          17          540
Ceded                    --          (1)          (5)         (35)
                      -----       -----        -----        -----
    Net               $   1       $  (4)       $   6        $ 303
                      =====       =====        =====        =====

Earned premiums
Direct**              $  --           1        $  (6)       $(138)
Assumed                   1           8           17          205
Ceded                    --          (6)          (5)         (27)
                      -----       -----        -----        -----
    Net               $   1       $   3        $   6        $  40
                      =====       =====        =====        =====


** Negative direct premiums is due to policies cancelled and subsequently assumed.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



       Asbestos/Pollution Losses and Loss Adjustment Expenses

           The 1996 third quarter and nine months incurred loss and loss adjustment expenses relating to policies which have been alleged to contain asbestos/pollution exposure ("Asbestos/Pollution Policies") were $41 million for both periods compared with $17 million and $52 million, respectively, for the same periods in 1995. The 1996 nine months incurred loss for Asbestos/Pollution Policies reflected $69 million of paid losses, partially offset by decreases of $28 million to unpaid losses and loss adjustment expenses. The 1996 third quarter incurred loss reflected $27 million of paid losses and $14 million of net increases to unpaid losses and loss adjustment expenses. This $14 million of net increases to unpaid losses and loss adjustment expenses for Asbestos/Pollution Policies in the third quarter includes an increase of $35 million due to refinement of estimates of ceded reserves to insolvent and commuted reinsurers.

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

           With respect to claims involving exposures to asbestos and certain other toxic torts, the development of the legal insurance coverage issues is more advanced and insurance companies have had a longer history in defending and settling such claims. As a result, Home Insurance establishes specific case reserves for these asbestos and toxic tort claims at such time as Home Insurance is able to estimate the probable ultimate cost to Home Insurance over reasonably foreseeable future periods of time. Pollution claims, however, continue to present the range of issues presented above. Policyholders generally do not make available sufficient information from which the

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



       reasonable costs of clean-up or remediation, even if covered by a Home Insurance policy, might be estimated. Moreover, successful defense by Home Insurance on coverage issues might eliminate all coverage for a particular claim or group of claims. Accordingly, the development of a factual basis from which a claim can be evaluated with respect to exposure and coverage can take months to years from receipt of an initial claim. Thus, reserves with respect to specific pollution cases typically are set, if at all, only after substantial factual discovery is completed in the action.

           In 1995, Risk Enterprise Management Limited, in its capacity as manager of Home Insurance's operations, established a single Environmental and Mass Tort Division, which includes a new team to merge legal, actuarial and financial expertise in collaborating with policyholders and reinsurers to find alternative resolutions to claims in the environmental and mass tort areas. Management believes that these organizational changes will increase operational efficiency, while assuring that Home Insurance takes a unified and consistent approach to these claims. This division is also preparing an inventory of potential exposures for Asbestos/Pollution Policies, which Home Insurance will utilize to evaluate its use of industry benchmarks to establish reserves.

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

       Excess of Loss Reinsurance Agreement

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



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

           Based on cash flow forecasts at December 31, 1995 and the present value of certain 1996 adjustments to loss reserves, the Company is projecting that $1,245 million of coverage limits of the Excess of Loss Reinsurance Agreement will be exhausted, and due to these projected future recoveries, loss reserves with a net present value of $445 million were recorded as of September 30, 1996 as a recoverable from the Excess of Loss Reinsurance Agreement, including an additional $30 million during 1996. The $30 million increase represents the estimated present value of cash flows relating to adjustments to Asbestos/Pollution Policies and assumed reinsurance business.

     3.    LIQUIDITY AND STATUTORY SURPLUS

       Dividend Restrictions

           The Company has been notified by the New Hampshire Insurance Department (the "New Hampshire Department") that, in light of the Recapitalization, Home Insurance cannot pay any dividends without prior approval of the New Hampshire Department. If the New Hampshire Department rejects future dividend payments, the Company will be forced to raise cash through capital infusions, the issuance of additional debt, or the sale of assets in order to meet its current obligations; however, there are no assurances that such sources will be available. Under the terms of the Recapitalization Agreement, Centre Finance Dublin ("Centre Finance"), an affiliate of Zurich Insurance Company, agreed to purchase up to $46 million aggregate principal amount of the Company's 7% Series B Senior Working Capital Notes to fund interest payments through December 1996 on the Public Indebtedness. Such Series B Senior Working Capital Notes will be purchased by Centre Finance on the applicable interest payment dates for the Public Indebtedness. As of September 30, 1996 the Company has issued $35 million of the Series B Senior Working Capital Notes. See note 4 for further discussion of the Series B Senior Working Capital Notes.

           Based on the Company's most current cash flow projections, funds on hand and funds that can be used from the issuance of Series B Senior Working Capital Notes should be sufficient to meet the Company's cash flow needs through the end of 1996.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



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

       Statutory Surplus

           The accounting practices of insurance companies are prescribed or permitted by certain regulatory authorities. Certain of these practices differ from the generally accepted accounting principles used in preparing the consolidated financial statements of the Company.

           Home Insurance's consolidated policyholders' surplus, determined in accordance with statutory practices, was $191 million at September 30, 1996 compared with $230 million at December 31, 1995. The remaining amount of coverage in the Excess of Loss Reinsurance Agreement, as discussed in note 2, is $55 million on an undiscounted statutory basis.

           In connection with the New Hampshire Department's involvement in approving the Recapitalization, it has appointed a representative to act as an on-site monitor for the Company's operations, with certain rights of access and cooperation from the Company and Risk Enterprise Management Limited.

           The Company's loss reserves are determined through a process of estimation which is necessarily imperfect, and ultimate losses may exceed such estimates. See note 3 of the Company's Annual Report for further discussion. As the Company's statutory surplus levels have continued to decline since December 31, 1995, management can give no assurance that statutory surplus levels will be sufficient to absorb materially deficient estimates of loss reserves, if any. Management continues to believe that its provision for loss and loss adjustment expense reserves is adequate, and the Company is currently performing its standard comprehensive review of reserves in order to further evaluate adequacy of its reserve estimates.

           The New Hampshire Department also continues to direct a consulting actuarial firm to perform a review of Home Insurance's loss reserves, and has retained a second actuarial firm to perform a peer review of the findings. Such reviews are expected to be completed by the first quarter of 1997. Management cannot predict whether reserve estimates to be prepared by these consultants, or by the Company, as the result of its own reviews, will change either management's or the New Hampshire Department's view of oversight or regulatory intervention required for Home Insurance.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



     4.    CORPORATE DEBT

                                                   September 30,   December 31,
                                                       1996            1995
                                                   -------------   ------------
($ millions)
7% Senior Notes due in 1998, net of
    unamortized discount of $1 in 1996 and 1995        $ 99          $ 99
77/8% Senior Notes due in 2003, net of
    unamortized discount of $1 in 1996
    and $2 in 1995                                      178           177
77/8% Senior Notes due in 2003, net of
    unamortized discount of nil in 1996 and 1995          1             1
12% Senior Subordinated Notes, issued at
    original issue discount, $303 million
    principal value due in 2004                         114           105
8% Junior Subordinated Notes, issued at
    original issue discount, $171 million
    principal value due in 2004                          89            84
12% Senior Subordinated Working Capital
    Notes, issued at original issue discount,
    $46 million principal value due in 2004              18            16
7% Series A Senior Working Capital Notes                 16            12
7% Series B Senior Working Capital Notes                 35            23
                                                       ----          ----

    Total Corporate Debt                               $550          $517
                                                       ====          ====


           Interest on the Series A and Series B Senior Working Capital Notes is payable quarterly, and at September 30, 1996, approximately $3 million of interest was accrued but not paid by the Company and accordingly is overdue. On any overdue payment of principal or interest, the interest rate is adjusted upwards to the greater of (i) the rate of interest on the notes, plus 3% or (ii) the prime rate plus 3%. Non-payment of interest at the due date additionally constitutes an event of default under the terms of the Series A and Series B Senior Working Capital Notes which, among other things, would remove Centre Finance's obligation to fund additional Series A and Series B Senior Working Capital Notes. Centre Finance and its affiliates have waived their rights and privileges with respect to a default of an interest payment, except interest rate adjustments, through December 31, 1996.

           Principal on the Series A and Series B Senior Working Capital Notes of approximately $16 million and $23 million, respectively, was due June 1996. Pursuant to the Standby Working Capital Credit Agreement, dated as of April 26, 1995, the Company, on May 21, 1996, elected to extend the due date of such principal until June 1997. Additionally, $12 million of Series B Senior Working Capital Notes issued on June 15, 1996, matures on June 15, 1997.

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

           As of September 30, 1996, the Company has recorded, as a component of the Portfolio Swap Receivable, an amount due from Centre Reinsurance Dublin of $58 million because of a negative difference from the 7.5% target return. The negative difference since January 1, 1996 resulted from the net of (i) a $47 million difference in favor of the Company due to a decrease in the fair value of investments underlying the Swap and
       (ii) a $11 million difference in favor of the Company for investment income representing an upward adjustment to reach the 7.5% target yield. Actual investment income before such adjustments was $104 million.

           Securities and cash totaling $210 million were transferred to Centre Reinsurance Dublin on January 22, 1996, to settle the 1995 Swap liability.

           In the nine months ended September 30, 1996, the Company recognized $5 million in unrealized gains on insurance equity investments not underlying the Swap.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



           In the second quarter of 1996, Zurich Investment Management Inc. ("ZIM") replaced its affiliate, Centre Investment Services Limited, as manager of the Company's cash and invested assets. The fair value of securities managed by ZIM and underlying the Portfolio Swap Receivable from Centre Reinsurance Dublin as of September 30, 1996 is as follows:

                                               Estimated
                                                Fair
                                                Value
($ millions)
Fixed Maturities:
U.S. Government and agency                      $  414
Mortgage-backed                                    366
Corporate                                          431
Foreign governments                                 53
Other                                                3
                                                ------
    Total                                        1,267

Short-term investments                              66
                                                ------
    Total Swap investments                       1,333
Receivable from Centre Reinsurance Dublin           58
                                                ------
    Portfolio Swap Receivable                   $1,391
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

           In the ordinary course of its business, Home Insurance is involved in insurance litigation, including claims litigation involving the defense of policyholders arising from suits brought by third parties, litigation or arbitration to recover sums due from reinsurers, actions brought by policyholders alleging the improper failure to settle or defend suits, and actions to recover premiums due from insureds, including premiums due under retrospectively-rated insurance policies and premium balances due from agents or brokers. In addition, Home Insurance is involved in non-insurance litigation arising out of investments and employment-related matters.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



           While the aggregate dollar amounts involved in these legal proceedings cannot be determined with certainty, if the Company or its subsidiaries were required to pay the amounts at issue, such payment or payments could have a material adverse effect on the Company's financial condition or results of operations. However, in the opinion of management, the ultimate aggregate liability in these actions is not expected to exceed the amounts currently reserved in an amount which would have a material adverse effect on the Company's financial condition or results of operations. There are no assurances that the outcome of these matters will not vary materially from management's estimates.

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

           A settlement between fourteen of the primary defendants, including Home Insurance, has been reached. Home Insurance has contributed approximately $8 million, which had been accrued as of December 31, 1995, under a trust agreement pending final court approval. On July 5, 1996 the Texas District Court gave preliminary approval to the settlement. The defendants submitted to a verification process of their damage calculations. The court gave final approval to the settlement on October 30, 1996. Final orders of approval will be issued.

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



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

           The Court granted a temporary restraining order on July 19, 1996, in favor of Home Insurance. On August 9, 1996 the Court entered a decision and interim order, which, as amended through September 12, 1996, appointed a mediator and provided that Home Insurance deposit in escrow with a receiver approximately $7.4 million representing the June and July rent and June tax payment. The order states that the escrow payment "shall not per se constitute a secured claim under New Hampshire Revised Statutes Annotated 402 - C: 3 but may be subject to the provisions of New Hampshire Insurance Laws, Chapter 402 - C in the event of proceedings thereunder or similar proceedings in this or any other jurisdiction". Home Insurance made this escrow payment and the mediation proceeded. On October 21, the mediator suspended the mediation while the parties or the Court attempt to resolve the conditions subject to which a further escrow payment of $3.2 million requested by the Court through the mediator, may be made by Home Insurance.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements


       Subsequently, the Landlord moved for summary judgment for past due rent. This motion is returnable November 18. Home Insurance is opposing the Landlord's motion and is moving to amend and supplement its complaint
       (i) to add a claim for constructive eviction from approximately 23% of its premises, where its environmental expert has identified "significantly damaged" asbestos containing materials ("ACM"); (ii) to join the bondholders as a class of defendants in this action; and (iii) to increase the amount of damages sought by Home Insurance for the Landlord's refusal to obtain tax relief to more than $20 million. Home Insurance is also moving to consolidate the foreclosure action brought by the Trustee against the Landlord with Home Insurance's action.
       Management believes that it is too early to predict with certainty the ultimate outcome of this dispute, however, an unfavorable outcome could have a material adverse impact on the Company's financial condition.

           Home Insurance is involved in a dispute with the National Council on Compensation Insurance ("NCCI"). The NCCI is a licensed rating or advisory organization for the workers' compensation line of insurance in a majority of states. One function it performs is to administer the National Workers' Compensation Reinsurance Pool ("the Pool"). The Pool collects premium and pays losses for various residual market plans around the country. The premium is supposed to be distributed to pool members in proportion to their market share and held in reserve. The NCCI sends a quarterly invoice to each pool member for its share of the losses as calculated and paid by the Pool in that quarter.

           Home Insurance is a participant in the Pool, and, as of September 30, 1996, is carrying undiscounted loss reserves of approximately $270 million allocated to the Pool. Home Insurance has had several discussions with the NCCI over the past year concerning the extent of its obligation and the possibility of a commutation. Home Insurance has refused to pay the NCCI's two most recent quarterly invoices totalling approximately $22 million and requested an audit of the Pool's calculations and of the NCCI's administration of the Pool. The NCCI has refused to permit the requested audit but has offered to allow Home Insurance, at its expense, to meet with the Pool's auditors. The NCCI has also asked Home Insurance to put the aforementioned invoiced but unpaid amount in escrow. Management believes it is too early to predict with certainty the ultimate outcome of this matter; however, an unfavorable outcome could have a material adverse impact on the Company's financial condition.

           In or about October 1994, Gruntal discovered a defalcation in its back office operations area. Gruntal notified the New York Stock Exchange Inc. ("NYSE"), the Commission and the United States Attorney's Office for the Southern District of New York ("USAO"). Gruntal also undertook an inquiry into the circumstances and facts of the defalcation and into related matters. Gruntal presently believes that approximately $14 million, consisting in substantial part of funds that should have or potentially could have been abandoned property under the laws of various states ("Abandoned Property"), was embezzled or improperly diverted, including approximately $5 million in such funds that was used in substantial part to benefit Gruntal. Gruntal has submitted claims to its insurer, Home Insurance, under the applicable insurance policy and to date, approximately $8.5 million has been advanced to Gruntal by the carrier. Home Insurance's net retention on the claim was approximately $1 million, with the balance reinsured.

           Based upon information furnished by Gruntal, inquiries were undertaken by the NYSE, the Commission and USAO. Gruntal discussed its investigation relating to Abandoned Property with the governmental and self-regulatory bodies involved. In addition, Gruntal advised the NYSE, the Commission, USAO and the National Association of Securities Dealers, Inc. ("NASD") that it was conducting a separate review relating to the execution and reporting of certain Over-the-Counter ("OTC") orders.

           In April 1996, pursuant to a settlement entered into between Gruntal and the Commission, and without admitting or denying the allegations therein, Gruntal consented to the entry of an administrative order in which the Commission found that Gruntal's practices with respect to Abandoned Property violated antifraud and broker-dealer reporting and recordkeeping provisions of the federal securities laws, and aided and abetted violations of the federal securities laws by the Company. The Commission order censured Gruntal and required Gruntal to pay $5.5 million in disgorgement and prejudgment interest and a monetary fine of $4 million, and reimburse any customers

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



       determined by an independent consultant acceptable to the Commission to have been financially harmed by Gruntal's OTC execution and reporting practices. The disgorgement fund will be administered and disbursed by a fund administrator pursuant to a report and a plan which will be submitted to the Commission and require court approval. Under the terms of the settlement, the fund administrator is also required to verify Gruntal's representation to the Commission that it has repaid, recredited, escheated or segregated and scheduled for escheatment $6.7 million which Gruntal has identified as escheatable, or presently believes to be escheatable, or has identified as belonging to customers, contra-parties, vendors and other third parties. In June 1996, at the direction of the Commission and as approved by the order of the United States District Court for the Southern District of New York in SEC v. Gruntal & Co., Incorporated, et al., 96 Civ. 2514, James R. Doty, Esq., a partner in the law firm of Baker & Botts, LLP and a former General Counsel of the Commission, was engaged to serve as Fund Administrator (hereinafter, the "Fund Administrator").

           In June 1996, with the approval of the Commission, the NYSE and the NASD, Gruntal engaged Irving M. Pollack, Esq., a former Commissioner of the Commission, to serve as Independent Consultant (hereinafter the "Independent Consultant"), pursuant to the settlement with the Commission, and, additionally, pursuant to other settlements with the Commission, NYSE and NASD, described below. The Independent Consultant will review Gruntal's operating policies and procedures with respect to the operations and OTC areas and recommend further changes, if deemed appropriate. In performing these reviews, the Fund Administrator and Independent Consultant are authorized to rely upon work performed or to be performed by the Quality Assurance Task Force established by Gruntal's Chief Executive Officer to conduct a diagnostic review of Gruntal's departments and business activities, and upon work by other representatives of Gruntal.

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



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

           Gruntal has also brought the Abandoned Property and other matters referred to above to the attention of the Commodity Futures Trading Commission ("CFTC") and the North American Securities Administrators Association, a national association of state securities regulators. These matters could result in additional investigations and proceedings by the CFTC and state securities regulators, in connection with which such authorities may seek to impose additional sanctions against Gruntal. Although the ultimate outcome cannot be predicted with certainty, management presently believes that any such sanctions would not have a materially adverse effect on the consolidated financial condition of Gruntal or the Company.

           During the third quarter of 1996, Gruntal discovered that approximately 2,800 principal transactions involved customers that were employee benefit plans or individual retirement arrangements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") or parallel provisions of the Internal Revenue Code. In the absence of an available exemption, these transactions would be "prohibited transactions" under Section 406 of ERISA and Section 4975 of the Code. Gruntal is examining the availability of certain exemptions. Management believes it is too early to predict with certainty the ultimate outcome of this matter and it is not yet able to reasonably estimate any costs that it may ultimately incur. Management does not believe that such costs will have a material adverse effect on the financial position of the Company.

                               HOME HOLDINGS INC.



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS

     The following should be read in conjunction with the consolidated financial statements.


     CONSOLIDATED

       Consolidated revenues were $138 million and $581 million in the third quarter and nine months ended September 30, 1996, respectively, compared with $361 million and $1,126 million, respectively, in the same periods of 1995. The net loss was $64 million and $139 million in the third quarter and nine months ended September 30, 1996, respectively, as compared to $87 million and $625 million, respectively, during the same periods in 1995. The 1995 nine months net loss reflected losses of $418 million related to transactions in connection with the Recapitalization, including (i) a loss of $189 million due to the commutation and assignment of the Stop Loss Treaty, (ii) net realized capital losses of $208 million, pertaining to previously recorded unrealized losses covered under the Portfolio Swap Agreement and (iii) transaction expenses of $21 million.


     HOME INSURANCE

     Insurance revenues and pre-tax loss were as follows:

                                              Third Quarter            Nine Months
                                              -------------            -----------
                                           1996         1995         1996         1995
                                           -----        -----        -----        -----
     ($ millions)
Net earned premiums                        $  13        $ 203        $ 126        $ 826
Net investment income                         34           36          115          169
Realized capital gains (losses)             --           --             10         (207)
                                           -----        -----        -----        -----

    Insurance revenues                     $  47        $ 239        $ 251        $ 788
                                           =====        =====        =====        =====

Underwriting loss                          $(117)       $(120)       $(276)       $(547)
Excess of Loss Reinsurance Agreement          30         --             30         --
Net investment income                         34           36          115          169
Realized capital gains (losses)             --           --             10         (207)
                                           -----        -----        -----        -----

    Insurance pre-tax loss                 $ (53)       $ (84)       $(121)       $(585)
                                           =====        =====        =====        =====

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

     Net earned premiums and underwriting results by product were as follows:

     Net Earned Premiums
     -------------------
                                   Third Quarter         Nine Months
                                   -------------         -----------
                                  1996       1995       1996       1995
                                  ----       ----       ----       ----
     ($ millions)
Commercial casualty               $  9       $ 98       $ 77       $450
Commercial property                  1         13         10         41
                                  ----       ----       ----       ----

  Commercial accounts group         10        111         87        491

Professional liability               1         37         14        145
Other specialty lines                1         45         15        160
                                  ----       ----       ----       ----
  Specialty lines group              2         82         29        305

Run-off operations                   1         10         10         30
                                  ----       ----       ----       ----

  Total                           $ 13       $203       $126       $826
                                  ====       ====       ====       ====


     Underwriting Loss
     -----------------
                                          Third Quarter             Nine Months
                                          -------------             -----------
                                        1996         1995         1996         1995
                                        -----        -----        -----        -----
     ($ millions)
Commercial casualty                     $ (42)       $ (66)       $(122)       $(144)
Commercial property                        (2)          (3)         (44)         (45)
                                        -----        -----        -----        -----

  Commercial accounts group               (44)         (69)        (166)        (189)

Professional liability                     (6)         (28)         (24)         (73)
Other specialty lines                      (3)           1          (11)         (13)
                                        -----        -----        -----        -----
  Specialty lines group                    (9)         (27)         (35)         (86)
                                        -----        -----        -----        -----

Run-off operations                        (64)         (24)         (75)         (83)
                                        -----        -----        -----        -----

  Total before the commutation
      and assignment of the
      stop loss treaty                   (117)        (120)        (276)        (358)

Commutation and assignment of the
  stop loss treaty                       --           --           --           (189)
                                        -----        -----        -----        -----

  Total                                 $(117)       $(120)       $(276)       $(547)
                                        =====        =====        =====        =====

                               HOME HOLDINGS INC.



       Underwriting losses were $117 million and $276 million in the third quarter and nine months of 1996, respectively, compared with $120 million and $547 million in the same periods of 1995. The 1996 underwriting losses were primarily due to lower earned premiums and expenses incurred in managing the run-off of Home Insurance's operations. Also, the 1996 third quarter loss includes $60 million of net adjustments relating to loss reserves for Pollution/Asbestos Policies and assumed reinsurance business, as reflected in the discussion of run-off operations below. The 1995 nine months results include a loss of $189 million due to the commutation and assignment of the Stop Loss Treaty, in connection with the Recapitalization.

       The commercial accounts group underwriting loss was $44 million and $166 million, respectively, in the third quarter and nine months of 1996, compared with $69 million and $189 million, respectively, in the same periods of 1995. The 1996 underwriting losses includes commercial casualty losses of $42 million and $122 million in the third quarter and nine months, respectively, compared to $66 million and $144 million, respectively, in the same periods of 1995. Commercial property losses of $2 million and $44 million in the third quarter and nine months, respectively, were also included in the 1996 underwriting loss compared with $3 million and $45 million for the same 1995 periods. The 1996 commercial accounts group losses were primarily due to lower earned premiums and expenses incurred in managing the run-off of its operations. The 1995 result reflected unfavorable loss experience and providing for higher loss ratios for 1995 business.

       The specialty lines group losses were $9 million and $35 million in the third quarter and nine months of 1996, respectively, compared with $27 million and $86 million, respectively, in the same periods of 1995. The 1996 specialty lines group losses were primarily due to lower earned premiums and expenses incurred in managing the run-off of its operations. The 1995 underwriting losses were primarily due to professional liability's unfavorable loss experience and providing for higher loss ratios for 1995 business.

       The run-off operations losses were $64 million and $75 million in the third quarter and nine months of 1996, respectively, compared with $24 million and $83 million, respectively, in the same periods of 1995. Underwriting losses from Asbestos/Pollution Policies for the third quarter and nine months of 1996 were $41 million for both periods compared to $17 million and $52 million, respectively, in the same 1995 periods. During the third quarter, the estimates of ceded reserves to insolvent and commuted reinsurers for Asbestos/Pollution Policies were refined, resulting in an increase of $35 million to net asbestos and pollution loss reserves. Additionally, loss reserves relating to assumed reinsurance business were increased $25 million, based on a reallocation of exposures by accident year.

     Excess of Loss Reinsurance Agreement

       Home Insurance recorded an additional $30 million recoverable from the Excess of Loss Reinsurance Agreement during the 1996 third quarter. The increase represents the estimated present value of cash flows relating to the $60 million of adjustments to Asbestos/Pollution Policies and assumed reinsurance business, as discussed above. As of

                               HOME HOLDINGS INC.



     September 30, 1996, loss reserves with a net present value of $445 million were recorded as a recoverable from the Excess of Loss Reinsurance Agreement. See Financial Condition for additional information on the Excess of Loss Reinsurance Agreement.

     Investments

       As of September 30, 1996, the Company has recorded, as a component of the Portfolio Swap Receivable, an amount due from Centre Reinsurance Dublin of $58 million because of a negative difference from the 7.5% target return. The negative difference since January 1, 1996 resulted from the net of (i) a $47 million difference in favor of the Company due to a decrease in the fair value of investments underlying the Swap and (ii) a $11 million difference in favor of the Company for investment income representing an upward adjustment to reach the 7.5% target yield. Actual investment income before such adjustments was $104 million.

       In the nine months ended September 30, 1996, the Company recorded $5 million in unrealized gains on insurance equity investments not underlying the Swap.


     GRUNTAL

       An analysis of broker-dealer results for the third quarter ended September 27, is set forth in the following table:

                                            Third Quarter         Nine Months
                                            -------------         -----------
                                          1996       1995       1996       1995
                                          ----       ----       ----       ----
($ millions)
Commissions                               $ 18       $ 24       $ 69       $ 65
Principal transactions                      25         54        117        148
Underwriting and investment banking          9          8         27         22
Interest                                    31         29         91         84
Other                                        8          7         26         19
                                          ----       ----       ----       ----

  Total revenues                            91        122        330        338

Total expenses                              89        111        309        315
                                          ----       ----       ----       ----

  Income before income taxes              $  2       $ 11       $ 21       $ 23
                                          ====       ====       ====       ====


       Total broker-dealer revenues decreased by $31 million and $8 million from the third quarter and nine months of 1996 to $91 million and $330 million in 1996, respectively. The decreases were primarily due to lower principal transaction revenues.

                               HOME HOLDINGS INC.



       Principal transaction revenues decreased $29 million and $31 million for the third quarter and nine months ended September 30, 1996 to $25 million and $117 million, respectively. The decrease was primarily due to the exiting of proprietary equity trading units and decreases of over the counter sales.

       The decrease in Gruntal's expenses for the third quarter and nine months of 1996, in comparison to the 1995 periods of $22 million and $6 million, respectively, can be attributed to decreased compensation directly related to compensable revenues.


     OTHER

       Corporate interest expense was $13 million and $37 million in the third quarter and nine months ended September 30, 1996, respectively, compared with $11 million and $34 million, respectively, in the same periods of 1995.

       Other expenses were nil in the third quarter and nine months of 1996, compared to $1 million and $24 million, respectively, in the same periods of 1995. The 1995 expenses were primarily comprised of transaction expenses related to the Recapitalization.

       Income tax expense of nil and $2 million, respectively in the third quarter and nine months of 1996 compared with expense of $2 million and $5 million, respectively, in the same periods of 1995. Taxes in 1996 and 1995 were comprised of state and foreign taxes. The Company was unable to recognize a federal income tax benefit against its 1996 or 1995 pre-tax losses because there was no available taxable income in the carryback period.

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

       If the New Hampshire Department rejects future dividend payments, the Company will be forced to raise cash through capital infusions, the issuance of additional debt, or the sale of assets in order to meet its current obligations; however there are no assurances that such sources will be available. Under the terms of the Recapitalization Agreement, Centre Finance agreed to purchase up to $46 million aggregate principal amount of the Company's 7% Series B Senior Working Capital Notes to fund interest payments occurring through December 1996 on the Public Indebtedness as described in note 1 of the 1995 Annual Report. Such Series B Senior Working Capital Notes will be purchased by Centre Finance on the applicable interest payment dates for the Public Indebtedness. As of September 30, 1996 the Company has issued $35 million of the Series B Senior Working Capital Notes.

       To fund additional cash requirements incurred in connection with the Equity Repurchase Transaction, the Recapitalization and other extraordinary needs, Centre Finance and Zurich Centre Investments Limited ("ZCI") purchased $15 million principal amount of the Company's 12% Senior Subordinated Working Capital Notes due and $12 million principal amount of the Company's 7% Series A Senior Working Capital Notes, pursuant to the Standby Working Capital Credit Agreement, dated as of April 26, 1995, by and between the Company and Zurich Home Investments Limited, ("ZHI"). The Company, ZHI and Trygg- Hansa agreed that the Company may issue and ZHI may purchase, additional Series A Senior Working Capital Notes having an aggregate principal amount of $4 million, and during 1996 the Company has issued $3.8 million of these notes.

       Interest on the Series A and Series B Senior Working Capital Notes is payable quarterly, and, at September 30, 1996, approximately $3 million of interest was accrued but not paid by the Company and accordingly is overdue. On any overdue payment of principal or interest, the interest rate is adjusted upwards to the greater of (i) the rate of interest on the notes, plus 3% or (ii) the prime rate plus 3%. Non-payment of interest at the due date additionally constitutes an Event of Default under the terms of the Series A and Series B Senior Working Capital Notes which, among other things, would remove Centre Finance's obligation to fund additional Series A and Series B Senior Working Capital Notes. Centre Finance and its affiliates have waived their rights and privileges with respect to a default of an interest payment, except interest rate adjustments, through December 31, 1996.

                               HOME HOLDINGS INC.



       Principal on the Series A and Series B Senior Working Capital Notes of approximately $16 million and $23 million, respectively was due June 1996. Pursuant to the Standby Working Capital Credit Agreement, dated as of April 26, 1995, the Company, on May 21, 1996, elected to extend the due date until June 1997. Additionally, $12 million of Series B Senior Working Capital Notes issued on June 15, 1996, matures on June 15, 1997.

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

       At September 30, 1996 and December 31, 1995, the Company's outstanding corporate debt was $550 million and $517 million, respectively.

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

                               HOME HOLDINGS INC.



     to certain factors including dividend payments from Home Insurance to the Company funding principal payments on the Public Indebtedness and the New Notes (as defined in note 1 to the 1995 Annual Report) as such debts become payable.

       Based on cash flow forecasts at December 31, 1995 and the present value of certain 1996 adjustments to loss reserves, the Company is projecting that $1,245 million of coverage limits of the Excess of Loss Reinsurance Agreement will be exhausted, and due to these projected future recoveries, loss reserves with a net present value of $445 million were recorded as of September 30, 1996 as a recoverable from the Excess of Loss Reinsurance Agreement, including an additional $30 million during 1996. The $30 million increase represents the estimated present value of cash flows relating to adjustments to Asbestos/Pollution Policies and assumed reinsurance business.

       Beginning June 1996, as discussed in note 6, Home Insurance is withholding rent and tax payments to its Landlord. Amounts withheld for rent of approximately $3 million per month, are being accrued pending resolution of litigation. Home Insurance was required to deposit in escrow with a court appointed receiver approximately $7.4 million covering base rent for the months of June and July of 1996 and a June tax payment.

     Home Insurance

       Following the closing of the Recapitalization, Home Insurance has generally ceased accepting business except as required by regulation or contractual obligations. As a result, payment of future claims and operating expenses would be met by primarily earning investment income, collection of premiums receivable and reinsurance receivables, collection of the Portfolio Swap Receivable and sales of assets. At September 30, 1996, the Portfolio Swap Receivable of $1,391 million was available to provide for any foreseeable immediate cash requirements.

       Cash used for insurance operating activities was $807 million for the nine months ended September 30, 1996 compared with $856 million in the 1995 period. The cash used for operating activities in 1996 was due primarily to lower premiums collections resulting from the run-off of operations, and 1995 was impacted by low premium collections and payments for the Excess of Loss Reinsurance Agreement. Cash used for operating activities was funded primarily from sales of fixed maturities, underlying the Swap.

       Home Insurance's statutory surplus at September 30, 1996 was $191 million compared with $230 million at December 31, 1995. The remaining amount of coverage in the Excess of Loss Reinsurance Agreement is $55 million on an undiscounted statutory basis.

       The Company's loss reserves are determined through a process of estimation which is necessarily imperfect, and ultimate losses may exceed such estimates. See note 3 of the Company's Annual Report for further discussion. As the Company's statutory surplus levels have continued to decline since December 31, 1995, management can give no assurance

                               HOME HOLDINGS INC.



     that statutory surplus levels will be sufficient to absorb materially deficient estimates of loss and loss adjustment expense reserves, if any. Management continues to believe that its provision for loss reserves is adequate, and the Company is currently performing its standard comprehensive review of reserves in order to further evaluate adequacy of its reserve estimates.

       The New Hampshire Department also continues to direct a consulting actuarial firm to perform a review of Home Insurance's loss reserves, and has retained a second actuarial firm to perform a peer review of the findings. Such reviews are expected to be completed by the first quarter of 1997. Management cannot predict whether reserve estimates to be prepared by these consultants, or by the Company as the result of its own reviews, will change either management's or the New Hampshire Department's view of oversight or regulatory intervention required for Home Insurance.

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

     Securities Broker-Dealer

       Certain minimum amounts of capital must be maintained by Gruntal's broker-dealer subsidiaries to satisfy the requirements of the Uniform Net Capital Rule (Rule 15c3-1) of the Commission and the capital rules of other regulatory authorities. At September 30, 1996, Gruntal & Co.'s net capital as defined by the Commission and other regulatory authorities was $126 million, which was $106 million in excess of the aggregate minimum required.

                               HOME HOLDINGS INC.



     PART II.       OTHER INFORMATION


     ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None

     ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

                    None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HOME HOLDINGS INC.





                                 By: /s/ RICHARD H. HERSHMAN
                                     -----------------------------------------
November 14, 1996                        Richard H. Hershman
                                                Treasurer
                                 (Principal Financial and Accounting Officer
                                 through the Services Agreement with
                                 Risk Enterprise Management Limited)