Form 10-K
period 1996-12-31
HOME HOLDINGS INC
filed 1997-03-31
CIK 875090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K
                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 1996

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission file no. 0-19347

                              HOME HOLDINGS INC.
            (Exact name of registrant as specified in its charter)

                                   DELAWARE
                           (State of incorporation)

                                  13-3584978
                     (I.R.S. Employer Identification No.)

                 59 Maiden Lane, New York, New York 10038-4548
                   (Address of principal executive offices)

       Registrant's telephone number, including area code (212) 530-6600

          Securities registered pursuant to Section 12(b) of the Act:

                None                                         N/A
          (Title of each class)                    (Name of each exchange
                                                    on which registered)

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

At March 28, 1997, there were 14,114,500 shares of registrant's Series A Common Stock, par value $ .01 per share, outstanding.

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 1, 1997 was nil.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



                            HOME HOLDINGS INC.
                        ANNUAL REPORT ON FORM 10-K
                       YEAR ENDED DECEMBER 31, 1996

                            TABLE OF CONTENTS

                                                                       PAGE

PART 1

ITEM 1.   BUSINESS......................................................  1

ITEM 2.   PROPERTIES.................................................... 25

ITEM 3.   LEGAL PROCEEDINGS............................................. 25

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY TO HOLDERS........................................... 31

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS............................... 31

ITEM 6.   SELECTED FINANCIAL DATA....................................... 32

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS.................................................... 35

ITEM 8.   FINANCIAL STATEMENTS, SCHEDULES AND
          EXHIBITS...................................................... 49

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.......................................... *

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT............................................. 98

ITEM 11.  EXECUTIVE COMPENSATION........................................ 99

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT..............................100

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          PARTY TRANSACTIONS............................................101

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K.............................106


* Not applicable.



PART 1

ITEM 1. BUSINESS

THE COMPANY

       Home Holdings Inc., a Delaware corporation (the "Company"), is a holding company for its wholly-owned subsidiary, The Home Insurance Company, a New Hampshire corporation, and its insurance subsidiaries ("Home Insurance"). Prior to June 12, 1995, Home Insurance concentrated on larger, more complex commercial and specialty risks. Specialty risks included lawyers' liability, directors' and officers' liability and other specialized property and liability coverage for individuals, professionals and businesses. Home Insurance generally ceased writing new or renewal insurance on June 12, 1995 in connection with a recapitalization agreement described below. Additionally, on March 3, 1997, the New Hampshire Insurance Department (the "Department") issued an Order of Supervision (the "Order") as discussed below.

       As of December 31, 1996, the statutory surplus of Home Insurance was $55 million. The Department gave Home Insurance permission to include in the 1996 Statutory Annual Statement a non-tabular discount which results from discounting all loss reserves, and allocated and unallocated loss adjustment expense reserves at 7%. Home Insurance has sufficient assets that will earn 7% to meet the expected stream of loss and loss adjustment expense payments. Home Insurance calculated that the non-tabular discount is $469 million. The non-tabular discount is not included in the Company's consolidated financial statements prepared under generally accepted accounting principles ("GAAP"). See note 4 to the consolidated financial statements for further discussion. On March 7, 1997, A.M. Best downgraded Home Insurance to E (under state supervision). A.M. Best ratings represent an independent opinion of an insurance company's financial strength and ability to meet its obligations to policyholders.

       Home Insurance owns Gruntal Financial Corp. ("Gruntal"), a securities brokerage business. Gruntal, through its broker-dealer subsidiaries, Gruntal & Co., Incorporated ("Gruntal & Co.") and The GMS Group, Inc. ("GMS"), had approximately 2,000 full-time employees as of December 31, 1996, including approximately 854 account executives located in its 29 offices throughout the United States. On February 24, 1997, Gruntal, and The 1880 Group LLC entered into a reorganization agreement (the "Reorganization Agreement"), under which Gruntal will be restructured as a limited liability company, Gruntal Financial, LLC ("Gruntal Financial"), and partially transferred to a management group led by Gruntal officers (the "Reorganization"). See note 15 to the consolidated financial statements for further discussion.

       Home Insurance also owns Sterling Forest Corporation ("Sterling Forest"), a property development business. Sterling Forest owns the largest privately-held undeveloped area of land in the greater New York metropolitan area, consisting of approximately 17,500 acres. On February 18, 1997, an agreement was entered into to sell a substantial part of Sterling Forest. See note 15 to the consolidated financial statements for further discussion.

       The Company's executive office is located at 59 Maiden Lane, New York, New York 10038-4548, and its telephone number at such office is
(212) 530-6600.

ORDER OF SUPERVISION

       On March 3, 1997, Home Insurance was placed under formal supervision by the Department. The Department states in the Order that this action was taken in response to Home Insurance's Risk-Based Capital ("RBC") report filed with the Department which indicates that a mandatory control level event has occurred within the meaning of New Hampshire Revised Statutes Annotated 404-F:6 (a "Mandatory Control Level Event"). See "Risk-Based Capital", for further discussion. The Order establishes that the Department will oversee and supervise Home Insurance for the purpose of continuing and intensifying an economic, actuarial and accounting review of the books, records and business affairs of Home Insurance so as to determine what future actions may be appropriate. The Order also provides that Home Insurance may not take certain actions without the prior approval of the Department, including, among other matters, payment of claims and other obligations within certain dollar limits, and changes in the terms and conditions of certain existing contracts and entering into of certain new contracts. See "Insurance Regulation".

THE RECAPITALIZATION AGREEMENT AND RELATED AGREEMENTS

       The Company entered into a recapitalization agreement (as amended, the "Recapitalization Agreement" or the "Recapitalization") dated as of February 9, 1995, with Trygg-Hansa AB, a corporation organized under the laws of Sweden ("Trygg-Hansa"), Zurich Insurance Company, a corporation organized under the laws of Switzerland ("Zurich"), Zurich Centre Investments Limited, a corporation organized under the laws of Bermuda ("ZCI"), Insurance Partners Advisors, L.P., a Delaware limited partnership ("IP") and ZCI Investments Limited (now known as Zurich Home Investments Limited), a corporation organized under the laws of Bermuda ("ZHI") (Zurich, ZCI, IP and ZHI are collectively referred to herein as the "Investor Group"). Closing under the Recapitalization Agreement took place on June 12, 1995 (the "Closing").

       Following the Closing, Home Insurance has generally ceased writing new or renewal insurance or reinsurance business, except for limited risks that it is obligated to continue writing for an interim period. Zurich and its affiliates were afforded rights of access and cooperation assisting them in assessing the existing business of Home Insurance and the business and assets of the Company and its subsidiaries are being managed by affiliates of Zurich.

       The transactions consummated under the Recapitalization Agreement have the effect of Trygg-Hansa and the Investor Group owning virtually the entire equity interest in the Company. The primary transactions constituting the Recapitalization were as follows:

o The Company issued to Trygg-Hansa (a) $98 million aggregate principal amount of the Company's 12% Senior Subordinated Notes due December 31, 2004 (the "Senior Subordinated Notes") and (b) $80 million aggregate principal amount of the Company's 8% Junior Subordinated Notes due December 31, 2004 (the "Junior
       Subordinated Notes") in exchange for all notes and other obligations of the Company outstanding under the Credit Agreement, dated as of November 20, 1991, as amended, between the Company and Trygg-Hansa (the "Credit Agreement") and in exchange for the aggregate principal amount of the notes and all other obligations of the Company outstanding under the Interest Deferral Agreement (the "Interest Deferral Agreement"), dated as of February 9, 1995, by and between the Company and Trygg-Hansa, representing interest deferred on the Credit Agreement Notes from February 9, 1995 to June 12, 1995. See note 5 to the consolidated financial statements for further discussion.

o ZHI purchased, at a purchase price equal to the aggregate liqui-dation preference of $98 million, 170 shares of the Company's Series A Preferred Stock, par value $.01 per share (the "Preferred Stock"), to fund the Equity Repurchase Transaction (as defined below) and to pay non-capitalized expenses associated with the Recapitalization.

o Trygg-Hansa sold to ZHI (a) 800,000 shares of the Company's Series A Common Stock and 333,333 shares of the Series B Common Stock for a purchase price of $7.50 per share, and (b) 8 year warrants, for an aggregate purchase price of $124,000; Trygg-Hansa sold to Centre Finance Dublin ("Centre Finance"), an affiliate of Zurich, $98 million principal amount of Senior Subordinated Notes of the Company held by Trygg-Hansa and $12 million principal amount of Junior Subordinated Notes of the Company held by Trygg-Hansa for $1 million in cash plus the right to receive a contingent payment; and Trygg-Hansa exchanged with ZHI $35 million principal amount of Junior Subordinated Notes for 6/17ths (i.e. 60 shares) of the number of shares of Preferred Stock.

o The Company consummated a repurchase transaction (the "Equity Repurchase Transaction") pursuant to which participating holders of the Series A Common Stock (other than Centre Re (Bermuda), Centre Reinsurance Limited, International Insurance Investors, L.P. ("III") and Trygg-Hansa) received $10.00 (net) per share of Series A Common Stock in cash plus a payment of $.20 per share in settlement of certain litigation related to the Recapitalization.

o To fund additional cash requirements incurred in connection with the Equity Repurchase Transaction, the Recapitalization and other extraordinary needs, Centre Finance and ZCI purchased, in 1995, $15 million principal amount of the Company's 12% Senior Subordinated Working Capital Notes due December 31, 2004 and $12 million principal amount of the Company's 7% Series A Senior Working Capital Notes, pursuant to the Standby Working Capital Credit Agreement, dated as of April 26, 1995, by and between the Company and ZHI. In February 1996, the Company, ZHI and Trygg-Hansa agreed that the Company may issue, and ZHI may purchase, additional Series A Senior Working Capital Notes having an aggregate principal amount of $4 million, and the Company issued $3.8 million of these additional notes during 1996.

o ZCI issued a commitment to extend a line of credit of up to $30 million to Sterling Forest to fund the commercial and residential development of land owned by Sterling Forest. Sterling Forest borrowed $7.5 million as of December 31, 1996, bearing interest at a rate of 10% per annum.

o As of April 7, 1995, ZHI, ZCI, and certain of the holders of the Company's 7% Senior Notes due 1998 and 7 7/8% Senior Notes due 2003 (collectively, the "Senior Notes") entered into an agreement
       (the "Bondholder Agreement") pursuant to which each such Bondholder delivered to the trustee under the Indentures governing the Senior Notes on April 18, 1995, a Waiver, Consent and Release consenting to waivers and amendments to the Indentures necessary to consummate the Recapitalization. Also pursuant to the Bondholder Agreement, on August 25, 1995, the Company completed an exchange offer in which approximately $179 million principal value of the 7 7/8% Senior Notes due 2003 were exchanged for the Company's 7 7/8% Senior Sinking Fund Notes due December 15, 2003 (the "New Notes") which provide for a sinking fund payment (to be applied to the mandatory retirement of the New Notes) in installments of approximately $36 million each in years 1999 through 2003. The Senior Notes and the New Notes are collectively referred to as the public indebtedness (the "Public
       Indebtedness"). See note 5 to the consolidated financial statements.

o As part of a services agreement between the Company, Home Insurance and Risk Enterprise Management Limited ("REM"), an indirect subsidiary of Zurich, the assets and liabilities associated with the Company and insurance policies written by Home Insurance are maintained by the Company and Home Insurance, respectively, and managed by REM. REM manages the administrative operations of Home Insurance, including the claims associated with all of Home Insurance's policyholders, and will defer all fees, in excess of actual costs, payable by Home Insurance for the first five years. During 1995, REM leased substantially all of its employees from Home Insurance to perform these services and effective January 1, 1996, Home Insurance employees became REM employees. The Services Agreement was amended on March 4, 1997, to accommodate the terms of the Order. This amendment includes, among other provisions, provisions related to the Department's right of prior approval with respect to certain transactions involving Home Insurance. The Company had accrued $17 million of fees payable to REM as of December 31, 1995. This liability is no longer accrued and is included as part of a contingent liability as of December 31, 1996. See note 14 to the consolidated financial statements.

o Zurich Investment Management Inc. ("ZIM") a subsidiary of Zurich, was appointed by Centre Investment Services Limited to manage the cash and invested assets of the Company and Home Insurance pursuant to an investment management agreement, which was amended to add ZIM as an additional party.

o The Company and Home Insurance entered into the Portfolio Value Swap Agreements (the "Swap") with Centre Reinsurance International Company which subsequently novated the contracts to Centre
       Reinsurance Dublin. Centre Reinsurance Dublin will hereinafter be referred to as the party to the Swap. See note 6 to the consolidated financial statements.

o Home Insurance purchased an Aggregate Excess of Loss Reinsurance Agreement (the "Excess of Loss Reinsurance Agreement") from Centre Reinsurance International Company, which subsequently novated the contract to Centre Reinsurance Dublin and commuted or assigned its right to receive payments under the existing stop loss treaty dated January 1, 1991 (the "Stop Loss Treaty"). Centre Reinsurance Dublin will hereinafter be referred to as the party to the Excess of Loss Reinsurance Agreement. See note 7 to the consolidated financial statements.

PROPERTY AND CASUALTY INSURANCE

       In connection with the transactions contemplated by the Recapitalization Agreement which closed on June 12, 1995, Home Insurance ceased writing new and renewal business except for limited risks that Home Insurance is obligated to continue writing for an interim period. All Home Insurance operations are being run-off subsequent to June 12, 1995.

       Home Insurance's principal insurance operations prior to June 12, 1995, were organized into two business groups. The commercial accounts group (the "Commercial Accounts Group") underwrote property and casualty insurance throughout the United States and internationally for two primary market segments: (i) large industrial and commercial enterprises that were national in scope and required customized property and casualty insurance involving the services of a professional risk manager; and (ii) enterprises operating out of a single state or region. The specialty lines group (the "Specialty Lines Group"), wrote specialized property and liability insurance for individuals, professionals and businesses. Finally, Home Insurance maintained a run-off operations group ("Run-Off Operations") which administered certain businesses from which Home Insurance had withdrawn prior to June 12, 1995, principally assumed reinsurance, personal lines, and excess casualty business written during the period from 1962 through 1982, and also managed run-off of policies containing asbestos/pollution exposure ("Asbestos/Pollution Policies").

       Subsequent to June 12, 1995, all of Home Insurance's operations are being managed by REM. The following discussion of Home Insurance's business operations maintains the presentation of business units existing prior to June 12, 1995 for comparability with prior years.


BUSINESS GROUPS

       The following table contains certain underwriting data for Home Insurance's business units for each of the years in the five-year period ended December 31, 1996. The data is presented before benefits attributable to cessions to the Stop Loss Treaty and Excess of Loss Reinsurance Agreement. For a further discussion see "Ceded Reinsurance Operations, Excess of Loss Reinsurance Agreement and Stop Loss Treaty". The Company's results for 1996 reflect $662 million of loss and loss adjustment expense reserve bulk additions, including $225 million relating to Asbestos/Pollution Policies. The Company's results for 1995 reflect $549 million of incurred losses for Asbestos/Pollution Policies which includes $440 million of reserve additions. The Company's results for the years ended December 31, 1994, 1993 and 1992 reflect bulk reserve strengthenings of $75 million, $290 million and $200 million, respectively.


                                           1996           1995           1994            1993           1992
                                           ----           ----           ----            ----           ----
($ millions)

COMMERCIAL ACCOUNTS GROUP

     Gross written premiums           $      12      $     300       $  1,230       $   1,596      $   1,580
     Net written premiums                     -            161          1,010           1,313          1,280
     Net earned premiums                     84            526          1,087           1,321          1,299
     Underwriting loss                     (279)          (288)           (95)           (184)          (143)
     GAAP combined ratio                   N.M.           N.M.          108.7%          113.8%         111.0%

SPECIALTY LINES GROUP

     Gross written premiums           $       3      $     241       $    742       $     726      $     632
     Net written premiums                     -            162            532             478            406
     Net earned premiums                     22            349            516             445            379
     Underwriting loss                     (250)          (127)          (135)           (122)           (16)
     GAAP combined ratio                   N.M.           N.M.          126.2%          127.4%         104.2%

RUN-OFF OPERATIONS

     Gross written premiums           $       7      $      41       $     47       $     102      $     212
     Net written premiums                     1             39             45              84            100
     Net earned premiums                     10             39             50             116            164
     Underwriting loss                     (435)          (690)          (138)           (234)          (266)
     GAAP combined ratio                   N.M.           N.M.          376.0%          301.2%         261.5%

HOME INSURANCE BEFORE
   STOP LOSS TREATY

     Gross written premiums           $      22      $     582       $  2,019       $   2,424      $   2,424
     Net written premiums                     1            362          1,587           1,875          1,786
     Net earned premiums                    116            914          1,653           1,882          1,842
     Underwriting loss                     (964)        (1,105)          (368)           (540)          (425)
     GAAP combined ratio                   N.M.           N.M.          122.3%          128.7%         123.1%

STOP LOSS TREATY

     Net written premiums             $       -      $       -       $      -       $       -      $    (214)
     Net earned premiums                      -              -              -               -           (214)
     Underwriting profit (loss)               -        (189)(a)             -               -            214

TOTAL HOME INSURANCE

     Gross written premiums           $      22      $     582       $  2,019       $   2,424      $   2,424
     Net written premiums                     1            362          1,587           1,875          1,572
     Net earned premiums                    116            914          1,653           1,882          1,628
     Underwriting loss                     (964)        (1,294)          (368)           (540)          (211)
     GAAP combined ratio                   N.M.           N.M.          122.3%          128.7%         112.9%

(a) Resulted from the commutations and assignment of the Stop Loss Treaty (see note 7 to the consolidated financial statements).
N.M. - Not Meaningful.


COMMERCIAL ACCOUNTS GROUP

       As discussed previously, the Commercial Accounts Group business is being run-off subsequent to June 12, 1995. Prior to June 12, 1995, the Commercial Accounts Group consisted of two business units: (i) Commercial Casualty and (ii) Commercial Property. Commercial Casualty was comprised of the former Middle Market Casualty and Major Casualty units. The Commercial Accounts Group also encompassed New Ventures business and International Accounts business.

Commercial Casualty

       Prior to June 12, 1995, the Commercial Casualty unit underwrote insurance throughout the United States for large and medium-sized industrial and other commercial enterprises that were national in scope and required customized casualty insurance programs and services.

       The Commercial Casualty unit principally offered its customers workers' compensation, general liability and commercial automobile insurance. Workers' compensation insurance was purchased by employers to comply with state and federal laws requiring employees injured in the course of their employment to be provided with medical and wage loss benefits. General liability insurance included non-automobile liability coverage for commercial enterprises, while commercial automobile insurance included automobile coverage for those same entities. These coverages were written on both manuscripted policy forms and standard policy forms. The Major Casualty unit used a variety of loss sensitive programs in which premiums varied depending on loss experience, such as incurred loss retrospectively-rated plans, where the premium was adjusted annually based on the level of reported incurred losses, and paid loss retrospectively-rated plans, where premiums were collected from the insured over time as losses were paid.

Commercial Property

       Prior to June 12, 1995, The Commercial Property unit underwrote insurance throughout the United States for two types of customers: i) large industrial and other commercial enterprises, which were national in scope, required customized property insurance programs and services, generated annual premiums in excess of $100,000, employed the services of a professional risk manager and required the underwriting of all of the customer's property insurance, with policies generally written on a deductible basis in excess of $100,000 per occurrence, and ii) highly protected risks, which were generally sprinklered engineered risks and typically generated annual premiums in excess of $25,000.

       The Commercial Property unit offered primarily fire, inland marine, boiler and machinery and builders risk insurance. Fire insurance provided coverage for damage to property and personal effects from physical perils; inland marine coverage afforded protection for property that does not remain at a fixed location; boiler and machinery insurance extended sudden and accidental damage protection for equipment; and builders risk insurance applied coverage to buildings under construc-tion. The coverages were typically written on manuscripted policy forms.

SPECIALTY LINES GROUP

       Prior to June 12, 1995, the Specialty Lines Group wrote specialized property and liability insurance for individuals, professionals and businesses. In addition to professional liability insurance for lawyers, real estate agents, accountants, security guards and life insurance agents, Specialty Lines Group coverages included directors' and officers' liability, primary and excess surplus lines casualty, trucking liability, energy related property coverage, ocean marine, traditional excess casualty coverage and group accident insurance. Specialty Lines' customer base covered a wide range of enterprises, including, for example, Fortune 500 companies for whom group accident coverage was written, emerging high-technology companies purchasing directors' and officers' liability coverage for the first time, and individual lawyers or accountants.

       The Specialty Lines Group generally used three types of distribution systems: (1) regional and national brokers for access to the admitted markets; (2) surplus lines brokers for access to the non-admitted markets; and (3) program administrators for monoline mass marketed policies.

Professional Liability

       From 1983 until 1994, Home Insurance and Professional Liability Underwriting Managers, Inc. ("PLUM") had been parties to a contract pursuant to which PLUM acted as a program administrator for lawyers' professional liability. In 1994, over 95% of Home Insurance's lawyers' professional liability business, which constituted approximately 86% of Home Insurance's professional liability business, was written by PLUM pursuant to such contract.

Other Specialty Lines

       Aside from professional liability, Specialty Lines was organized into five product areas which concentrated management and professional resources. These product areas were: (i) excess casualty umbrella; (ii) surplus lines; (iii) financial products; (iv) energy and marine; and (v) healthcare. Specialty Lines business was concentrated in a limited number of product lines requiring highly specialized risk selection and underwriting skills and which allowed it to achieve adequate prices and select quality risks within its market segments. The underwriters accepted or rejected submissions based on an evaluation of the risk, the negotiated contract language and price, as well as the policy limits and attachment points.

RUN-OFF OPERATIONS

       Run-Off Operations prior to June 12, 1995 were comprised primarily of personal lines, assumed reinsurance, Asbestos/Pollution Policies and other excess casualty business written by Home Insurance between 1962 and 1982.

Personal Lines

       Personal lines consisted of personal property, personal automobile and umbrella coverages. In October 1991, Home Insurance announced its plans to cease the issuance of new and renewal personal lines policies. As part of this strategy, Home Insurance ceased to accept new business after January 31, 1992, where permitted by state law. In order to facilitate its market withdrawal for existing business, Home Insurance reached agreements with certain carriers for the purpose of extending offers of renewal to Home Insurance's policyholders in a number of states. Prior to June 12, 1995, Home Insurance had otherwise commenced the nonrenewal of personal lines business in all states other than Arizona, California, Hawaii, New Jersey, New York and West Virginia, where regulations restrict Home Insurance's ability to cease renewals of personal lines business.

       Subsequent to June 12, 1995, Home Insurance has commenced the nonrenewal of all personal lines business in Arizona, California, Hawaii, New Jersey, New York and West Virginia. This action has been taken based on various regulatory initiatives agreed upon by Home Insurance and the insurance departments of these states.

       Based on the above actions, the last personal lines policy is scheduled to expire on May 31, 1997.

Assumed Reinsurance

       Prior to September 1990, US International Reinsurance Company ("USI Re"), a subsidiary of Home Insurance, was engaged in the business of writing treaty and facultative reinsurance. In September 1990, USI Re ceased accepting new or renewal insurance business, except for operations conducted by City International Insurance Company Limited ("City International"), which ceased writing business at December 31, 1991, except for certain syndicate participations which expired on December 31, 1992. In 1992, USI Re commenced writing a limited amount of business primarily assumed from Home Insurance which ceased at December 31, 1993.

Asbestos/Pollution Policies

       Asbestos/Pollution Policies consist of policies under which asbestos, pollution and other toxic tort coverages have been alleged relating to (i) certain types of excess casualty policies written prior to 1983 which consisted of high level umbrella coverage for major U.S. corporations, (ii) certain policies primarily written prior to 1985, which did not include an absolute exclusion for asbestos, pollution and other toxic tort exposures and (iii) certain assumed reinsurance policies.

1962-1982 Other Excess Casualty

       Excess casualty policies written in the period from approximately 1962 to 1982 consisted of umbrella coverage for major U.S. corporations, other than Asbestos/Pollution Policies, covering such exposures as general liability, product liability, workers' compensation, auto liability and, to a lesser extent, other lines of business. Home Insurance stopped writing these policies in approximately 1982. See "Unpaid Losses and Loss Adjustment Expenses" for a discussion of Home Insurance's exposure to future losses from these policies.

       In January 1984, Home Insurance sold its 27.1% interest in American Foreign Insurance Association ("AFIA"), an underwriting association engaged primarily in insuring foreign risks. As part of the sale agreement, Home Insurance, together with the other former members of the AFIA pool, entered into a quota share agreement covering 90% of the excess of $335 million to $600 million of losses on business written prior to July 1983 and indemnifying AFIA for its non-recoverable reinsurance in excess of certain limits.

CEDED REINSURANCE OPERATIONS

       Since Home Insurance ceased writing new business effective June 12, 1995, the only reinsurance placements during 1996 related to the purchase of catastrophic protection. Specific reinsurance (both treaty and facultative) on risks written prior to June 12, 1995 cover the run-off of that liability.

Protection against catastrophic exposures was purchased as follows:

       o Third Party Casualty in the amount of $42.5 million in excess of a $7.5 million retention.

       o Property protection for natural catastrophe losses remained in effect from 1995 amounting to $20 million in excess of a $10 million retention.

       o Accident & Health was covered by a six layer excess of loss program providing coverage of $100 million in excess of a $300,000 retention.

       o Workers' Compensation losses were protected by $50 million in excess of a retention of $30 million.

Where appropriate, further cover will be purchased in 1997.

       The financial strength of reinsurers for these and all other Home Insurance reinsurers are reviewed as part of a regular monitoring process based on industry norms and standard Insurance Regulatory Information System ("IRIS") tests. This same process is utilized to evaluate expected ultimate recoveries so that reserves for doubtful collection can be established.

       Such reserves are established when the expected ultimate recovery is determined to be less than the full amount due. Accordingly, Home Insurance has recorded reserves of $126 million for recoverable reinsurance doubtful of collection as of December 31, 1996, as compared to $146 million recorded as of December 31, 1995. At December 31, 1996, there were no amounts due from any individual reinsurer in excess of 10% of the Company's stockholders' deficiency, excluding amounts due from Centre Reinsurance Dublin, General Reinsurance Corporation and Lloyds of London which were $787 million, $187 million and $261 million, respectively.

       The following table shows 1996 premiums ceded to Home Insurance's five largest reinsurers and such reinsurers' A.M. Best rating, where applicable.

                                                        Ceded
                                                       Written      A.M. Best
Name                                                  Premiums        Rating

Zurich American Insurance Company of Illinois        $       7        A+
Lloyds of London                                             3        *
General Reinsurance Corporation                              1        A++
Haftpflichtverband Der Deutschen Industrial
  (Germany)                                                  1        **
American Re-Insurance Company                                1        A+

         Five largest reinsurers                            13

Other reinsurers                                             8
                                                     ---------
Total ceded premiums                                 $      21
                                                     =========

------------------------
 * An A.M. Best rating is not applicable. Lloyds of London ("Lloyds") has suffered several years of significant underwriting losses. However, the Company does not believe that Lloyds represents an unacceptable security risk.

 **    Rated A by Standard and Poor's Corporation ("S&P") International Ratings

Excess of Loss Reinsurance Agreement and Stop Loss Treaty

       Effective January 1, 1991, Home Insurance entered into the Stop Loss Treaty with a group of reinsurers, including Centre Reinsurance Limited and Trygg-Hansa Insurance Company Limited ("THI"), a subsidiary of Trygg-Hansa, which had 50% and 15% participations in the treaty, respectively. The treaty protected Home Insurance against losses sustained in all years prior to the year in which the treaty is cancelled.

       Under the Stop Loss Treaty, the reinsurers indemnified Home Insurance to the extent its ultimate net loss exceeded the sum of (i) the loss and loss adjustment expense reserves as of December 31, 1990 and
(ii) for 1991 through cancellation, a specified percentage of net earned premiums. Premiums paid to the reinsurers under the Stop Loss Treaty were $59 million in 1994 and $9 million in 1993. At December 31, 1994 premiums and losses and loss adjustment expenses ceded under the Stop Loss Treaty were $295 million and $590 million, respectively. At December 31, 1994, the amount recoverable net of premium payable of $100 million under the Stop Loss Treaty was $490 million.

       In 1995, in connection with the Recapitalization, Home Insurance entered into a Commutation Agreement, dated as of June 12, 1995 (the "Commutation Agreement") with Centre Reinsurance Limited and Zurich International (Bermuda) Ltd. (the "Commuting Reinsurers") providing for the commutation of the Stop Loss Treaty as of June 12, 1995 as to the Commuting Reinsurers. Home Insurance also entered into the Assignment Agreement, dated as of June 12, 1995 (the "Assignment Agreement"), with Centre Reinsurance Dublin, pursuant to which Home Insurance assigned all of its rights, title and interest in any payments by those reinsurers under the Stop Loss Treaty that were not Commuting Reinsurers (i.e., Kemper Reinsurance Company and THI) due Home Insurance in accordance with the Stop Loss Treaty. The Company recognized a $189 million loss in 1995 attributable to the Commutation Agreement and the Assignment Agreement. In 1996, THI commuted its share of the Stop Loss Treaty, leaving Kemper Reinsurance Company as the only non-commuting reinsurer.

       Also, Home Insurance and Centre Reinsurance Dublin entered into the Excess of Loss Reinsurance Agreement, dated as of June 12, 1995.
Home Insurance is provided with an aggregate limit of $1.3 billion subject to certain adjustments, attaching at the point that Home Insurance has no remaining cash or assets readily convertible into cash to pay any of its obligations. Among such adjustments, in the event that Home Insurance pays any dividends to the Company prior to the third anniversary of the Closing to fund interest payments on the Public Indebtedness, the limit will be increased by the amount of such dividends plus interest thereon at the rate of 7.5% per annum, compounded, from the date such dividends were paid to the date the reinsurers commence making payments under the Excess of Loss Reinsurance Agreement. See "Insurance Regulation - Dividend Restrictions". Also, up to $290 million of additional coverage provided by the Excess of Loss Reinsurance Agreement is linked to certain factors including dividend payments from Home Insurance to the Company funding principal payments on the Public Indebtedness (as defined in note 1 to the consolidated financial statements) as such debts become payable. The Excess of Loss Reinsurance Agreement became effective on June 12, 1995 upon (i) the payment by Home Insurance to Centre Reinsurance Dublin of $63 million and (ii) the transfer by Home Insurance of $166 million to Centre Reinsurance Dublin, representing the respective amounts received by Home Insurance from Zurich International (Bermuda) Ltd. and Centre Reinsurance Limited as a reinsurance commutation (exclusive of refunds of security costs). In 1996 an additional $43 million was transferred to Centre Reinsurance Dublin, representing the amount received by Home Insurance from THI as a reinsurance commutation.

       Based on cash flow forecasts at December 31, 1996, the Company is projecting that the coverage limits of the Excess of Loss Reinsurance Agreement will be exhausted. Due to these projected future recoveries, loss reserves with a net present value of $787 million were recorded as of December 31, 1996 as a recoverable from the Excess of Loss Reinsurance Agreement, including an additional $372 million during 1996. As of December 31, 1995, the recoverable from the Excess of Loss Reinsurance Agreement was $415 million. The increase resulted primarily from changes to cash flow projections which now forecast that the cover will be exhausted, and changes in the net present value of the receivable based on current projections of amounts and timing of cash inflows and outflows.

       The Excess of Loss Reinsurance Agreement includes a no-claims bonus payable to Home Insurance, (the "Bonus") equal to the Loss Transfer Amount, as defined in note 7 to the consolidated financial statements plus interest accrued thereon at a rate of 7.5% per annum from Closing until the date that the Bonus is paid. The Bonus will be paid at such time as the Company, the Department, and Centre Reinsurance Dublin agree that there will be no obligations payable under the Excess of Loss Reinsurance Agreement. However, as discussed previously, the Company, based on current cash flow forecasts, is projecting a recoverable from the Excess of Loss Reinsurance Agreement and therefore does not expect to receive and has not recorded the no-claims bonus as an asset.

UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

       Home Insurance's loss and loss adjustment expense reserves represent estimates of the cost of satisfying claims currently pending and claims incurred but not yet reported. Payments relating to such costs will occur over a period of years. The methods and assumptions used in evaluating reserves are consistent with prevailing actuarial practice and are modified periodically based on changes in circumstances. The liability for unpaid losses is estimated using case and case development estimates for reported claims and estimates based on experience and expected loss development for unreported claims. Unpaid loss adjustment expenses are estimated based on experience and expected future emergence. The effect of inflation on the ultimate cost of claims is implicitly considered as part of the overall evaluation of changes in average claim severities or average claim costs. In addition to inflation, claim severity is also affected by the type of coverage underwritten and the net retention after ceded reinsurance. The reasonableness of estimated average claim costs is assessed periodically by comparing such estimates with average paid claims for each line of business. In addition, the results of actuarial reviews, performed at regular intervals throughout the year, are incorporated in the data used to monitor the adequacy of reserves.

       Home Insurance is required by state law to participate in various involuntary pools principally involving workers' compensation and automobile insurance, including the National Workers' Compensation Reinsurance Pool (the "Pool") and workers' compensation pools in a number of states. From time to time, such pools assess charges on their participants to reflect claims which have been made against such pools. Home Insurance does not make any independent assessment of the adequacy of reserves for involuntary pools in which it participates, and records reserves reported to it and related accruals as part of loss reserves, assuming the adequacy of such reported amounts.

       Home Insurance is currently involved in a dispute with the National Council on Compensation Insurance ("NCCI"), which administers the Pool. See note 14 to the consolidated financial statements for further discussion.

Reserve Strengthening

       Home Insurance recorded a $662 million bulk addition to reserves during the fourth quarter of 1996, including a $100 million increase in unallocated loss adjustment expense reserves, distributed among all product lines to reflect Home Insurance's experience in run-off during 1995 and 1996. The Company has compared industrywide payment trends to its own payments for Asbestos/Pollution Policies, and has considered it appropriate to review industry ratios of reserves to payments in establishing its own reserves. The bulk reserve additions included a $225 million increase for Asbestos/Pollution Policies, reflecting higher aggregate annual payments in the last two years as Home Insurance has pursued more early settlement opportunities and simultaneously sought to strengthen its relative reserve position. The 1996 bulk reserve additions for other product lines were $437 million, including $132 million for professional liability, $121 million for Commercial Casualty, $68 million for Other Specialty Lines, $65 million for excess run-off, $35 million for assumed reinsurance and $16 million for personal lines. The professional liability increase reflects consolidation of a trend to a new level of higher claim severities which has persisted over the last three years compared to prior periods. The Commercial Casualty increases reflect a higher exposure measured for products liability, compared to earlier years, with associated increases in loss ratios, claim severities and tail factors. The increases for excess run-off and assumed reinsurance are less a reflection of the company's own immediate past experience than a response to higher tail factors for excess casualty exposure indicated by recent industry experience.

       Home Insurance recorded a $440 million bulk addition to reserves during the fourth quarter of 1995 for Asbestos/Pollution Policies. Home Insurance also recorded a $75 million bulk reserve strengthening during the third quarter of 1994 for professional liability business. Strengthening for professional liability related to higher than expected case emergence in 1994 on recent accident years. This emergence related to an increased frequency of moderately-severe cases affecting the lawyers' professional liability line of business which, in the judgment of the Company at that time, represented a new, higher level of average settlement value for this business.

Asbestos/Pollution Policies

       At December 31, 1996, the gross, ceded and net loss and loss adjustment expense reserves for Asbestos/Pollution Policies amounted to $1,501 million, $682 million and $819 million, respectively. Net loss reserves for Asbestos/Pollution Policies increased $140 million from $679 million at December 31, 1995.

       As of December 31, 1996, Home Insurance had approximately 2,100 policies for which one or more claims were open relating to asbestos and pollution matters. Some policies have both asbestos and pollution claims open against them. As of the end of 1996, the Company has open approximately 900 asbestos claims and 3,300 pollution claims. The Company has provided claim count information in an effort to provide additional insight into the magnitude of the management effort required to deal with the case load in the areas of Asbestos/Pollution Policies. Claim counts for these exposures are not, however, subject to the same level of consistent definition that is common for other insured perils. A claim count for a pollution policy might involve a single waste site in a single year for which coverage is being sought under a single policy. Alternatively, a single claim count might involve a settlement covering many waste sites over many years and/or several policies in several layers of coverage per year. As a result, the interpretation of this data is complicated and the use of average values calculated on the basis of this data is likely to be misleading. The number of open asbestos claims has been fairly stable over the last five years. The number of pollution claims has also been fairly stable over the last four years. In addition, as of December 31, 1996, Home Insurance was involved in approximately 330 coverage disputes (where an action seeking a declaratory judgment had been filed, the resolution of which will require a judicial interpretation or compromise resolution of an insurance policy) related to claims on Asbestos/Pollution Policies.

       About half of these claims involve primary policies issued by Home Insurance, and half involve Home Insurance excess policies issued during the late 1960's through early 1980's. The predominance of the expected dollar exposure relates to the excess policies. Policy limits on those excess policies range from $100,000 up to as much as $25 million, and may operate above self insured retentions or underlying insurance which may range from $25,000 to hundreds of millions of dollars. In addition to the claim counts and policy counts listed above, which relate to the Company's direct business, the Company has material exposure relating to its assumed reinsurance business, for which it has $111 million of net reserves included in the total above.

       While the Company has compared industrywide payment trends to its own payments for Asbestos/Pollution Policies, and has considered it appropriate at this time to review industry ratios of reserves to payments in establishing its own reserves, the Company views such "survival ratios" as temporary benchmarks of reserving levels which can be misleading and which over time must inevitably decline in importance, as legal issues are resolved, experience matures and actuarial models can be validated. Benchmarks based on premium market share or payments share necessarily depend on the consistency between companies of many variables including policy class and limits distribution, policy deductibles and underlying retentions, coverages and coverage exclusions and geographic mix. Survival ratios have an additional limitation in that a company which accelerates the disposal of its claims compared to its peers, and is thus retiring its ultimate liabilities faster, will appear to require a higher reserve. Following industry practice which became apparent only in 1995 with new statutory disclosure requirements, the Company has established somewhat lower survival ratios on its gross reserves than its net reserves.

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

       In 1995, REM, in its capacity as manager of Home Insurance's operations, established a single Environmental and Mass Tort Division, which includes a new team to merge financial, legal and environmental engineering expertise in negotiation with policyholders and reinsurers to find alternative resolutions to claims in the environmental and mass tort areas. Management believes that these organizational changes increase operational efficiency, while assuring that Home Insurance takes a unified and consistent approach to these claims. This division has also prepared an inventory of potential exposures for Asbestos/Pollution Policies, which Home Insurance has utilized to evaluate its use of industry benchmarks to establish reserves.

       Losses for such claims are likely to be reflected in future years and, due to the uncertainties discussed above, the ultimate losses may vary materially from current reserves and could have a materially adverse effect on the Company's financial condition and results of operations.

Changes in Unpaid Losses and Loss Adjustment Expenses

       The process of estimating reserve requirements is necessarily imperfect and involves an evaluation of a large number of variables, as discussed above. Therefore, there can be no assurance that the ultimate liability will not exceed amounts reserved. However, on the basis of (i) current legal interpretations, and political, economic and social conditions, (ii) Home Insurance's internal procedures, which analyze Home Insurance's experience with similar cases and historical trends, such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, and (iii) management's judgments of the relevant factors regarding reserve requirements for claims relating to Asbestos/ Pollution Policies, management believes that adequate provision has been made for Home Insurance's loss reserves.

       The table below sets forth the changes in unpaid loss and loss adjustment expenses for the three years ended December 31, 1996:

                                                                   1996               1995             1994
                                                                   ----               ----             ----
($ millions)

Unpaid losses and loss adjustment expenses, net
   at beginning of year                                         $   4,023           $  3,279        $  3,243
                                                                ---------           --------        --------
Incurred losses and loss adjustment expenses:
Provision for insured events of current year                          196                851           1,349
Provision for insured events of prior years                           764                927             223
                                                                ---------           --------        --------
       Total incurred loss and loss adjustment
           expenses                                                 960(a)           1,778(b)          1,572
                                                                ---------            --------       ---------
Payments:
Attributable to insured events of current year                       (102)              (202)           (289)
Attributable to insured events of prior years                      (1,036)           (832)(b)         (1,247)
                                                                ---------           ---------       ---------
       Total payments                                              (1,138)            (1,034)         (1,536)
                                                                ---------           ---------       ---------
       Unpaid losses and loss adjustment expenses, net
           at end of year                                           3,845              4,023           3,279
Ceded unpaid losses and loss adjustment
       expenses at end of year                                    1,842(a)           1,791(b)          2,294
                                                                ----------          ---------       ---------
           Gross unpaid losses and loss adjustment
           expenses at end of year                              $   5,687           $  5,814        $  5,573
                                                                ==========          =========       ========


(a) In 1996, excludes $372 million of incurred losses and $787 million of ceded unpaid losses relating to the Excess of Loss Reinsurance Agreement. See note 7 to the consolidated financial statements.

(b) Excludes reduction to ceded paid losses of $401 million and an increase to ceded unpaid losses of $415 million relating to the Excess of Loss Reinsurance Agreement.

       The table also includes $662 million of bulk reserve additions in 1996, which includes $225 million for Asbestos/Pollution Policies, $121 million for Commercial Casualty business, $132 million for professional liability, $68 million for Other Specialty Lines business, $16 million for personal lines business, $65 million for excess run-off and $35 million for assumed reinsurance. The table also includes $440 million of bulk reserve additions for Asbestos/Pollution Polices in 1995, and a $75 million bulk reserve strengthening for professional liability in 1994. The incurred losses and loss adjustment expenses for insured events of prior years included Asbestos/Pollution losses of $233 million, $549 million, and $126 million in 1996, 1995 and 1994, respectively. The 1995 incurred losses and loss adjustment expenses for insured events of prior years also include $189 million related to the commutation and assignment of the Stop Loss Treaty as discussed in note 7 to the consolidated financial statements.

       The following table presents the development of the net liability for unpaid losses and loss adjustment expenses for calendar years 1986 through 1995 at December 31, 1996. Net unpaid losses and loss adjustment expenses represent the estimated net liabilities as initially recorded at the end of the year for all outstanding claims, including claims that have been incurred but not yet reported. The re-estimated net liability represents subsequent evaluations of the initial net liability at the end of each succeeding year. The cumulative deficiency represents the excess of the latest re-estimate over the initial estimate. The re-estimated net liability and cumulative deficiency as of the end of each calendar year include the effects of changes in the net liability for all prior calendar years. For example, the amount of the deficiency related to losses settled or re-estimated in 1995 but incurred in the earliest year displayed will be included in the re-estimated net liability and cumulative deficiency amounts for each subsequent year. The cumulative deficiencies shown in the aforementioned table have been charged against income in 1996 and prior years.



                                                               December 31,
                         -----------------------------------------------------------------------------------------------

                         1986      1987      1988      1989    1990     1991     1992     1993     1994     1995    1996
                         ----      ----      ----      ----    ----     ----     ----     ----     ----     ----    ----
($ millions)

Net unpaid losses and
  loss adjustment
  expenses(1)(2)(3)(4) $ 2,868    $ 3,112  $ 3,305  $ 3,404  $ 3,171  $ 3,012  $ 2,820  $ 3,243  $ 3,279  $ 4,023  $3,845
                        --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  ------
Cumulative amounts
   paid as of:
One year later         $   945    $   992  $ 1,123  $ 1,387  $ 1,091  $ 1,188  $ 1,154  $ 1,247  $   832  $ 1,036
Two years later          1,594      1,734    1,993    2,111    1,921    1,986    2,056    1,761    1,672
Three years later        2,133      2,313    2,476    2,679    2,479    2,627    2,359    2,376
Four years later         2,540      2,628    2,854    3,066    2,943    2,780    2,805
Five years later         2,775      2,908    3,129    3,405    3,009    3,116
Six years later          3,002      3,114    3,395    3,389    3,267
Seven years later        3,178      3,326    3,345    3,596
Eight years later        3,367      3,257    3,522
Nine years later         3,285      3,415
Ten years later          3,427

Re-estimated net
   liability as of:

One year later         $ 3,010    $ 3,219  $ 3,394  $ 3,510  $ 3,194  $ 3,032  $ 3,258  $ 3,466  $ 4,206  $ 4,787
Two years later          3,143      3,283    3,471    3,536    3,222    3,516    3,436    4,361    4,812
Three years later        3,246      3,395    3,504    3,610    3,662    3,665    4,345    4,931
Four years later         3,384      3,397    3,548    3,991    3,827    4,441    4,957
Five years later         3,385      3,442    3,829    4,146    4,491    5,005
Six years later          3,426      3,684    3,995    4,782    5,032
Seven years later        3,656      3,835    4,636    5,299
Eight years later        3,807      4,471    5,131
Nine years later         4,446      4,951
Ten years later          4,935
Cumulative deficiency
  through December
  31, 1995             $(2,067)  $(1,839)  $(1,826) $(1,895) $(1,861) $(1,993) $(2,137) $(1,688) $(1,533) $  (764)
                       --------  --------  -------- -------- -------- -------- -------- -------- -------- --------


Gross unpaid losses and loss adjustment expenses, at end of year                        $  5,496 $ 5,573  $ 5,814  $ 5,687
Ceded unpaid losses and loss adjustment expenses, at end of year (4)                       2,253   2,294    1,791    1,842
                                                                                        -------- -------  -------  -------
Net unpaid losses and loss adjustment expenses, at end of year                          $  3,243 $ 3,279  $ 4,023  $ 3,845
                                                                                        -------- -------- -------  -------

Re-estimated gross liability, at end of year                                            $  7,919 $ 7,694  $ 6,984
Re-estimated ceded liability, at end of year                                               2,988   2,882    2,197
                                                                                        -------- -------- -------
Re-estimated net liability, at end of year                                              $  4,931 $ 4,812  $ 4,787
                                                                                        -------- -------- -------


(1)    The table includes data for Commonwealth Insurance Company
       ("Commonwealth") through August 1990, the date Commonwealth was sold. The data in the above table represents pre-acquisition amounts for the years 1986 through 1990.

(2) The decrease in net unpaid losses and loss adjustment expenses from $3,404 million at December 31, 1989 to $3,171 million at December 31, 1990 included a loss portfolio transfer by USI Re which reduced the December 31, 1990 net unpaid losses and loss adjustment expenses by $244 million.

(3)    The increase in net reserves from December 31, 1994 to December
       31, 1995 was impacted by the $590 million reduction in ceded unpaid losses and loss adjustment expenses resulting from the commutation and assignment of the Stop Loss Treaty.

(4) Excludes ceded unpaid losses of $787 million and $415 million in 1996 and 1995, respectively, relating to the Excess of Loss Reinsurance Agreement. See note 7 to the consolidated financial statements.

       As shown in the reserve development table, a retrospective evaluation of prior years' reserve requirements has indicated deficiencies for each of the years 1986 through 1995. These deficiencies were attributable primarily to general liability, workers' compensation, claims on Asbestos/Pollution Policies and assumed reinsurance. All of these lines have long development periods and are consequently subject to greater variation in the reserve estimation process. A portion of the policies written for these lines of business are subject to retrospective premium adjustments based on loss experience, which tends to reduce the effect of adverse development. Such premium adjustments are not reflected in the preceding table. The principal factors that have adversely affected these lines include (i) the higher legal costs associated with protracted litigation, (ii) increasingly larger jury awards in tort and contract litigation involving coverage issued for general liability, workers' compensation, products liability, professional liability and other third party general liability claims, and (iii) unfavorable experience with new products and markets which in retrospect can be seen to have been underpriced.

       Conditions and trends that have affected the development of liabilities in the past may not necessarily exist in the future. Also, due to the uncertainties inherent in estimating reserves, projection of past reserve deficiency experience to future periods is inappropriate.

       At December 31, 1996, unpaid losses and loss adjustment expenses were net of a discount to unpaid losses of $134 million relating to all workers' compensation pension liabilities which are carried at present value, discounted at an interest rate of 7.5%. Home Insurance recorded decreases to the discount of $50 million in 1996 and $19 million in 1995, and an increase of $52 million in 1994. The 1996 decrease reflects a reduction in the escalation benefit and associated discount foreseen for claims in certain states, and also the natural unwinding of the discount as Home Insurance has ceased writing business. The increase in 1994 related to an increase in the number of workers' compensation pension cases as well as strengthened case development estimates. The decreases in the discount increased underwriting losses, while recording additional discount reduced underwriting losses. See note 4 to the consolidated financial statements for discussion of discount of loss reserves for statutory purposes.

INVESTMENTS

       ZIM manages the cash and invested assets of the Company and Home Insurance pursuant to an investment management agreement. Additionally, upon Closing, the Company and Home Insurance entered into the Swap effective January 1, 1995 with Centre Reinsurance Dublin whereby Centre Reinsurance Dublin will pay annually to the Company and Home Insurance any negative differences between the actual total return on such assets and a target total return of 7.5% per year (net of asset management fees) on such assets and, the Company and Home Insurance will pay annually to Centre Reinsurance Dublin any positive difference between the actual total return on such assets and the 7.5% target total return (net of asset management fees) on such assets.

       The Swap is designed to transfer control and market risk of the portfolio to Centre Reinsurance Dublin. The Company has accounted for the Swap as if the investments underlying the Swap were sold to Centre Reinsurance Dublin. The Company, however, continues to retain legal ownership. As a result, the Company has reclassified its investments underlying the Swap to a balance receivable from Centre Reinsurance Dublin ("Portfolio Swap Receivable"), valued at the fair value of the portfolio investments on the effective date (January 1, 1995) less withdrawals made to fund operations plus the total return of 7.5%. In 1995, the Company also recorded realized capital losses of $208 million, which were reflected at December 31, 1994 as unrealized capital losses included in stockholders' equity. Subsequent changes to fair market value of securities have not and will not be recognized, as Centre Reinsurance Dublin bears the market risk.

       As of December 31, 1996, the Company has recorded, as a component of the Portfolio Swap Receivable, an amount due from Centre Reinsurance Dublin of $48 million because of a negative difference from the 7.5% target return. The negative difference since January 1, 1996 resulted from the net of (i) a $35 million difference in favor of the Company due to a decrease in the fair value of investments underlying the Swap and
(ii) a $13 million difference in favor of the Company for investment income representing an upward adjustment to reach the 7.5% target yield. Actual investment income before such adjustments was $133 million.

       The Company received $48 million from Centre Reinsurance Dublin on January 21, 1997, to settle the 1996 Swap Receivable. Securities and cash totaling $210 million were transferred to Centre Reinsurance Dublin on January 22, 1996, to settle the 1995 Swap liability.

       The estimated fair values of the securities managed by ZIM as of December 31, 1996 and 1995, and underlying the Portfolio Swap Receivable from Centre Reinsurance Dublin is as follows:

                                                      1996                                    1995
                                       -------------------------------------------------------------------------
                                                    Carrying                                Carrying
                                                      and         Percent                     and        Percent
                                                    Estimated     of Total                  Estimated    of Total
                                                      Fair        Carrying                    Fair       Carrying
                                         Cost         Value         Value         Cost        Value        Value
                                       --------------------------------------------------------------------------
($ millions)

    U.S. Government and agency         $   414     $   412         34%         $  563       $   573         25%
    Mortgage-backed                        296         292         24             862           869         37
    Corporate                              375         377         32             746           760         32
    Foreign government                      43          45          4              57            58          2
    Other                                    2           2          -               2             3          -
                                       -------     -------        ----         ------       -------        ----
         Total fixed maturities          1,130       1,128         94           2,230         2,263         96
                                       -------     -------        ----         ------       -------        ----

Equity securities                           -            -          -              12            11          1
Short-term investments                      67          67          6              66            66          3
                                       -------     -------        ----         ------       -------        ----
         Total Swap investments        $ 1,197       1,195        100%         $2,308         2,340        100%
                                       -------                    ====         ======                      ----

Receivable from (payable) to
    Centre Reinsurance Dublin                           48                                    (210)
                                                   -------                                  -------

         Portfolio Swap Receivable                 $ 1,243                                  $ 2,130
                                                   =======                                  =======


       The investments of Home Insurance must comply with the insurance laws of its domiciliary state. These laws prescribe the type and amount of investments which may be made by a domestic insurance company. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred stocks, common stocks, real estate mortgage loans and real estate. Under the terms of the Order, the Department has the final authority to approve, disapprove or otherwise control (including the power to direct) the location and material terms of all banking, investment, trust, deposit and custodial accounts for assets of Home Insurance, including but not limited to reserves. See "Insurance Regulation" for further discussion.

       The credit quality of the investments underlying the Swap remained strong as of December 31, 1996. As measured by Moody's Investors
Service, Inc. ("Moody's") ratings, Aaa bonds (highest quality) and Aa bonds (high quality) represented 77% of the fixed maturities portfolio, while the overall composite rating of the portfolio was Aa. Moody's bond ratings are a measure of the quality of the credit of the issues and range from Aaa to C. All bonds given a rating of Baa or better (i.e., in descending order, Aaa, Aa, A and Baa) are considered to be investment grade.

       The National Association of Insurance Commissioners ("NAIC") also has a bond rating system that assigns securities to classes, called "NAIC designations," that are used by insurers when preparing their annual statutory financial statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being of the highest quality. As of December 31, 1996, 99% of the securities underlying the Swap, measured on a statutory carrying value basis, was invested in securities rated in class 1 or class 2 by the NAIC.

       The following table sets forth Home Insurance's fixed maturities underlying the Swap, classified by Moody's ratings as of December 31, 1996:

                                                               Percentage
                                                                of Total
                                      Carrying Value         Carrying Value

($ millions)

Rating:
Aaa                                      $     819                   73%
Aa                                              45                    4
A                                               98                    8
Baa                                            166                   15
                                         ---------                  ---
         Total investment grade              1,128                  100

Non-investment grade                            -                    -
                                         ---------                  ---
         Total fixed maturities          $   1,128                  100%
                                         =========                  ===

       As of December 31, 1996, fixed maturities investments underlying the Swap included $292 million of mortgage-backed securities as measured by fair value, which were comprised of $131 million of pass-through securities and $161 million of collateralized mortgage obligations. The mortgage-backed securities portfolio was comprised of 73% issued by United States federal agencies and government-sponsored enterprises, and 27% issued by private entities. At December 31, 1996 the average life of the mortgage-backed securities portfolio was 5.2 years.

       The collateralized mortgage obligation portfolio underlying the Swap was comprised of 54% planned amortization class securities and 46% sequential-pay securities. These classes of collateralized mortgage obligations have relatively low levels of prepayment risk and volatility.

       Certain investments at December 31, 1996 were excluded from the Swap, including fixed maturities carried at $28 million and equity securities at $21 million. Furthermore, there were no direct real estate investments included in the portfolio as of December 31, 1996, and the carrying value of all non-income producing securities excluded from the Swap was $8 million. In the year ended December 31, 1996, the Company recognized $9 million in realized capital gains and $6 million in unrealized gains on insurance equity investments not underlying the Swap.

COMPETITION

       Competition prevailed in all lines of insurance written by Home Insurance, prior to the Closing of the Recapitalization. Subsequent to June 12, 1995 Home Insurance ceased writing new and renewal business except for limited risks that Home Insurance is obligated to continue writing for an interim period.

GOODWILL

       In November 1994, the Company was downgraded by the three primary insurance rating agencies. These actions had a significant adverse effect on the premium production of Home Insurance. As a result, the Company could no longer forecast operating income to demonstrate the recoverability of goodwill related to its subsidiaries. Therefore, the Company recorded a charge of $206 million in 1994 for the writeoff of goodwill, exclusive of the annual amortization.


INSURANCE REGULATION

State and Other Regulation

       Home Insurance, in common with other insurers, is subject to regulation and supervision in the various states and jurisdictions in which it transacts business. The extent of regulation varies but generally has its source in statutes which delegate regulatory, supervisory and administrative authority to a department of insurance. The regulation, supervision and administration relate, among other things, to the standards of solvency which must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks which may be insured under a single policy, reserves and provisions for unearned premiums, losses and other purposes, deposits of securities for the benefit of policyholders and approval of policy forms.

       On March 3, 1997, Home Insurance was placed under formal supervision by the Department. The Department states in its Order that this action was taken in response to Home Insurance's RBC report filed with the Department which indicates that a Mandatory Control Level Event has occurred. See "Risk-Based Capital." The Order establishes that the Department will oversee and supervise Home Insurance for the purpose of continuing and intensifying an economic, actuarial and accounting review of the books, records and business affairs of Home Insurance so as to determine what future actions may be appropriate. The Order provides that Home Insurance may not take certain actions without the prior approval of the Department, including, but not limited to:

       i) Make any single claim payment in excess of $1 million except under conditions specified therein.
       ii) Make any payment to creditors or other persons in excess of $500,000, except as set forth in clause (i) above.
       iii) Make any single payment to cedents or reinsurers (a) in excess of $250,000 or (b) out of the ordinary course of business, or any commutation of any amount with any cedents or reinsurers.
       iv)   Release any obligation or collateral in excess of $500,000.
       v) Materially change the terms of any contracts or enter into any new contracts in excess of $500,000.
       vi) Engage in any transactions with the Company, REM, ZHI, Zurich or Trygg-Hansa or any subsidiaries, other affiliates or agents of such entities.

       In addition, without limiting the general authority of the Department as set forth above, the Department shall have the final authority to approve, disapprove or control (including the power to direct) the following:

       i) The initiation, settlement or withdrawal of any action, dispute, arbitration, litigation, or proceeding of any kind involving Home Insurance other than in the ordinary course of business.

       ii) The location and material terms of all banking, investment, trust, deposit and custodial accounts for assets of Home Insurance, including but not limited to reserves.

       In connection with the Recapitalization in 1995, the Department restricted the licenses of Home Insurance to prohibit the writing of any new or renewal business except for limited risks that Home Insurance was obligated to continue writing for an interim period until Home Insurance could complete the orderly transition to full run-off of operations. Also, in connection with the Closing of the Recapitalization, the Department had appointed a representative to act as an on-site monitor for the Company's operations, with certain rights of access and cooperation from the Company and REM. In addition to New Hampshire (the primary domiciliary state of Home Insurance), several states issued orders restricting, suspending, or revoking Home Insurance's licenses or authority to write business. These states include: Arizona, California, Hawaii, Michigan, Montana, New York, North Carolina and West Virginia.

       Insurance departments and foreign insurance regulatory authorities also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. The Department routinely conducts detailed triennial reviews of insurance companies domiciled in that state and has completed an examination of Home Insurance, The Home Indemnity Company and USI Re covering the years 1991 through 1993.

       Home Insurance is required to participate in various involuntary pools, principally involving workers' compensation and automobile insurance. Home Insurance's involuntary pool participation in most states is generally in proportion to voluntary writings of related lines of business in that state. Net earned premiums related to such pools and assigned risks were $16 million in 1996, $60 million in 1995, $118 million in 1994, $190 million in 1993 and $124 million in 1992. The related underwriting results are set forth below:


                                            1996          1995         1994         1993          1992
                                            ----          ----         ----         ----          ----
($ millions)

UNDERWRITING PROFIT (LOSS):

Workers' compensation                       $    6        $   14       $    3       $  (36)       $  (44)
Other underwriting losses,
   primarily automobile                        (16)          (14)         (11)         (22)           (5)
                                            ------        ------       -------      -------       -------

     Total underwriting loss                $  (10)       $    -       $   (8)      $  (58)       $  (49)
                                            ======        ======       =======      =======        ======
GAAP combined ratio                          162.3%       117.7%        106.7%       130.4%         139.5%


       All states require insurers licensed to do business in their state to bear a portion of the loss suffered by certain insureds as a result of insolvency of other insurers. Depending upon state law, insurers can be assessed to pay the claims of an insolvent insurer. Assessments average 2% of gross written premiums for the relevant lines of insurance written in the states of assessment each year. Home Insurance recognized income of $2 million in 1996 and paid total assessments of $2 million and $10 million in 1995 and 1994, respectively, as a result of such insolvencies.

       State insurance holding company statutes provide a regulatory apparatus which is designed to protect the financial condition of domestic insurers operating within a holding company system. All holding company statutes require disclosure and, in some instances, prior approval of significant transactions between the domestic insurer and an affiliate. The holding company statutes also require, among other things, prior approval of an acquisition of control of a domestic insurer, as well as the organization of a subsidiary by a domestic insurer.

Dividend Restrictions

       Home Holdings Inc., a holding company whose principal asset is the capital stock of Home Insurance, relies primarily on dividends from Home Insurance to meet its obligations for payment of interest and principal on outstanding debt obligations, dividends to stockholders and corporate expenses. Home Insurance paid common stock dividends of nil in 1996 and 1995, $77 million in 1994 and preferred stock dividends of nil in 1996 and 1995 and $1 million in 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition".

       The Company's ability to pay its obligations depends on the receipt of sufficient funds from Home Insurance. Home Insurance is subject to regulatory restrictions on the amount of dividends that must be paid as described below.

       The Company was notified in 1995 by the Department that, in light of the Recapitalization, Home Insurance cannot pay any dividends without prior approval of the Department. If the Department rejects future dividends filings, the Company will be forced to raise cash through capital infusions, the issuance of additional debt, or the sale of assets in order to meet its current obligations; however there are no assurances that such sources will be available. Based on the Company's most current cash flow projections, without dividends from Home Insurance, the Company is unlikely to be able to meet its cash flow needs in 1997.

Insurance Regulatory Information System

       IRIS was developed by a committee of state insurance regulators primarily to assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. IRIS helps to select those companies that merit highest priority in the allocation of the regulators' resources on the basis of eleven financial ratios which are calculated annually. The analytical phase is a review of annual statements and the financial ratios. The ratios and trends are valuable in pointing to companies likely to experience financial difficulties, but are not themselves indicative of adverse financial condition. The ratios and benchmark comparisons are mechanically produced and are not intended to replace the state insurance departments' own in-depth financial analyses or on-site examinations.

       An unusual range of ratio results has been established from studies of the ratios for companies that have become insolvent or have experienced financial difficulties. In the analytical phase, all companies that receive four or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory attention. Subsequently, a more comprehensive review of the ratio results and an insurer's annual statement is performed to confirm that an insurer's situation in fact calls for increased and closer regulatory attention.

       In 1996, Home Insurance was outside the usual values of seven IRIS test ratios. Two of the failed ratios relate to loss reserves, one to change in writings, one to the two-year overall operating ratio, one to the change in surplus and one to the relationship of total liabilities to liquid assets and one to the relationship of agent's balances to surplus. Upon Closing of the Recapitalization, Home Insurance ceased underwriting insurance business, except as required by regulation or contractual obligation. On March 3, 1997 Home Insurance was placed under formal supervision by the Department. See "Insurance Regulation" for further discussion.

Risk-Based Capital

       In order to enhance the regulation of insurer solvency, on December 5, 1993 the NAIC approved a formula and model law to implement RBC requirements for property and casualty insurance companies, which are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss development and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) declines in asset values arising from investment risks. Pursuant to the model law, insurers having less statutory surplus than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

       Home Insurance, which had received a waiver from the Department relating to calculation of RBC in 1995, was required to perform this calculation in 1996. This calculation indicated that a Mandatory Control Level Event had occurred since Home Insurance's total adjusted capital was negative $227 million, which was less than its mandatory control level RBC of $228 million. The adjusted capital is a calculated amount per the RBC formula, derived by deducting 60% of non-tabular discount from statutory surplus (see note 4 to the consolidated financial statements). The Department has informed Home Insurance that it is exercising its rights under New Hampshire law to expand its supervision of Home Insurance's run-off based on this Mandatory Control Level Event. In this regard the Department issued the Order to increase the Department's oversight of Home Insurance. See "Insurance Regulation" for further discussion.


OTHER BUSINESSES

Gruntal

       Gruntal, through its broker-dealer subsidiaries, Gruntal & Co. and GMS, operates a full-service securities brokerage business. Gruntal employs as of December 31, 1996 approximately 2,000 full-time people, of whom approximately 854 are account executives. Gruntal & Co. has its main office in New York City and 23 branch offices in 9 states. GMS specializes in municipal and other fixed income securities, with headquarters in Livingston, New Jersey and four branch offices. Gruntal has approximately 278,000 active clients, which are predominantly retail.

       Gruntal's business is divided into two primary areas: retail and capital markets.

       Retail principally includes client brokerage and professional asset management. These businesses are conducted through 29 offices in the United States, with a concentration on the northeast corridor, particularly New York. In addition, Gruntal provides research and client services in support of these businesses. To facilitate client transactions, Gruntal maintains an inventory of securities positions which are generally large in number, small in individual size and turn over rapidly. The retail business accounted for 55% of Gruntal's total revenues during 1996, and constitutes the majority of the revenues of each category, except "principal transactions" and "other", set forth in the table below. Gruntal's additional activities within the retail area, included in the retail revenues, are customer margin lending, money market funds, securities borrowing and lending activities.

       Capital market activities primarily involved the trading of high grade corporate bonds ("bond dealer"), municipal fixed income debt instruments, unit trusts government issues and proprietary trading, which in aggregate, excluding bond dealer, accounted for 27% of Gruntal's total revenues during 1996. With respect to corporate bonds, Gruntal maintains active markets and an extensive inventory of corporate debt instruments, marketing them through its dealer network of over 300 brokers and institutions. Dealing primarily in liquid, investment grade securities, a portion of which are hedged, Gruntal believes that its bond dealer activities are a relatively low risk business line. Bond dealer activities accounted for 8% of Gruntal's total revenues during 1996. In addition Gruntal conducts a traditional investment banking/corporate finance business, which emphasizes initial purchase offerings and private placements for emerging companies; these aggregate business lines accounted for 2% of Gruntal's total revenues during 1996.

       Gruntal also engages in other business activities, including correspondent clearance. In correspondent clearance activities, Gruntal executes and clears securities transactions, and carries customers' accounts of 10 broker dealers which pay Gruntal a fee for the "back office" service it provides. Revenues are also derived from related interest sensitive activities such as margin lending. Correspondent clearance has become increasingly important, comprising approximately 8% of Gruntal's total revenues during 1996.

       An analysis of revenues for Gruntal for each of the years in the five-year period ended December 31, 1996 is set forth in the following table:


                                                  1996        1995          1994         1993         1992
                                                  ----        ----          ----         ----         ----
($ millions)

Principal transactions                          $   152      $  199        $  109       $  174       $  163
Interest                                            127         117            89           57           44
Commissions                                          92          87            68           81           75
Underwriting and investment banking                  36          32            34           52           41
Other                                                35          28            23           24           18
                                                -------      ------        ------       ------       ------
     Total revenues                                 442         463           323          388          341

Total expenses                                      417         430           313          335          306
                                                -------      ------        ------       ------       ------
     Income before income taxes                 $    25      $   33        $   10       $   53       $   35
                                                =======      ======        ======       ======       ======



       Gruntal is a member of the New York Stock Exchange Inc. ("NYSE"), other principal stock exchanges, the National Association of Securities Dealers, Inc. ("NASD") and the National Futures Association. Gruntal is also a member of the Securities Investor Protection Corporation ("SIPC") and is registered as a futures commission merchant. GMS is also a member of NASD and SIPC.

       Gruntal is subject to extensive regulation under federal and state laws covering numerous aspects of the securities business, including sales methods, trade practices, uses and safekeeping of customer funds and securities, capital structure, payment of dividends, record keeping, margin lending and the conduct of directors, officers and employees. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the national securities exchanges and the NASD. Gruntal is also subject to regulation in the states in which it is registered.

       Gruntal's arbitrage, trading, market-making, dealer and underwriting activities, which involve the purchase, sale or short sale of securities as principal, are an important part of its business and require the commitment of substantial capital. These activities involve risks, including the risk of a change in the market price of such securities and the risk of a decrease in the liquidity of markets, which may limit Gruntal's ability to sell securities purchased or to purchase securities sold in such transactions. In connection with certain risk arbitrage and bond-dealer activities, Gruntal from time to time takes a large position in the securities of a single issuer. Such positions increase Gruntal's exposure to the risks that contemplated transactions may fail to have the anticipated results and that securities purchased may significantly decline in value or that securities sold short in anticipation of such transactions may appreciate in value.

       Gruntal's brokerage activities as well as its principal transactions are subject to risks inherent in extending credit. To the extent that Gruntal advances funds in a securities transaction, funds from a customer may not be received in a timely manner. If the securities decline in value, Gruntal may not recover the amounts advanced. In addition, in margin accounts, a customer may not respond to a margin call and, where the securities being held as collateral diminish in value, there is a risk that Gruntal may not recover the funds that it loaned. The Company has no obligation, legal or otherwise, to provide Gruntal with any financial assistance or financial backing.

       In order to control and manage its risk exposure, Gruntal employs a number of techniques. First, Gruntal sets limits for the maximum position exposure of any trading unit or any individual within a particular unit with respect to proprietary positions in equities and fixed income securities. Second, Gruntal limits the maximum position it holds in a single issuer by setting limits which vary according to whether the investment is a government, corporate debt or equity security. Gruntal manages these exposures on a daily basis through the use of information reports which are reviewed by support and senior management personnel. In addition, Gruntal's management philosophy limits its exposure to higher risk products. Gruntal has no material exposure to commodities, foreign exchange, or real estate.

       On February 24, 1997, Gruntal, and The 1880 Group LLC entered into the Reorganization Agreement, under which Gruntal will be restructured as a limited liability company, Gruntal Financial, and partially transferred to a management group led by Gruntal officers. Home Insurance will be the sole owner of Gruntal after the consummation of the Reorganization. The Reorganization involves the issuance of several classes of securities to Gruntal and The 1880 Group, including preferred securities, in an aggregate nominal amount of approximately $235 million as follows: (i) Gruntal Financial will issue to Gruntal, the direct wholly-owned subsidiary of Home Insurance, securities called Preferred A Interests in a nominal amount of $155.5 million and securities called Preferred B Interests in a nominal amount of $70 million; and (ii) Gruntal Financial will issue to The 1880 Group securities called Preferred C Interests in an approximate nominal amount of $9 million. As a result of the Reorganization, Gruntal will own 40% of the common interest of Gruntal Financial and The 1880 Group will own 60% of the common interest of Gruntal Financial. In connection with the issuance of certain preferred securities to Gruntal, Home Insurance and Centre Reinsurance Dublin will enter into a swap agreement intended to ensure that Home Insurance's investment in Gruntal Financial yields at least $155.5 million plus a 7.5% per annum rate of return thereon, subject to certain modifications with respect to certain distributions and sales proceeds of the common and preferred interests of Gruntal Financial. The closing of the Reorganization occurred on March 28, 1997, and did not result in a gain or loss to the Company. See note 15 to the consolidated financial statements for further discussion.

Sterling Forest

       Sterling Forest Corporation's principal asset is 17,500 acres of largely undeveloped land in Orange County, New York, approximately forty miles from Manhattan.

       On May 15, 1996 Governors Pataki of New York and Whitman of New Jersey, and Speaker of the House Gingrich, announced an agreement in principle for the purchase and sale of a substantial part of Sterling Forest lands for public parkland. A letter of intent between Sterling Forest, as seller, and Trust for Public Land and Open Space Institute, as purchaser, was signed in June 1996, and a formal contract was signed on February 18, 1997.

       Under the terms of the Purchase and Sale Agreement dated February 18, 1997 between Sterling Forest and Sterling Lake Associates, as seller, and Trust for Public Land and Open Space Institute, as buyers (the "Sterling Forest Agreement"), more than 15,000 acres of Sterling Forest land will be acquired as parkland by the State of New York under the management of the Palisades Interstate Park Commission, at a total acquisition cost of $55 million. Under the agreement the buyers have up to two years to raise the funding. The purchase price for any lands not yet acquired, however, will increase annually if the purchase has not been fully consummated by the first anniversary of the agreement. All the funding for the acquisition does not yet appear to be in place, though a total of $49 million has been committed, as of March 28,1997, by a combination of federal and state governments, and one not-for-profit conservation foundation. Sterling Forest will continue to own approximately 2,200 acres of land and existing improvements, for future sale or development.

       Sterling Forest's undeveloped lands have been a focus of public acquisition efforts by public and private entities for the better part of a decade. Until recently, however, funding for such an acquisition did not appear to be available. In the absence of likely sources of funds for an acquisition, Sterling Forest proceeded with the creation and implementation of a Comprehensive Plan to develop its property, nevertheless publicly stating its willingness to sell some or all of its land for a fair price.

       The resulting Sterling Forest Comprehensive Plan (the "Plan") balanced residential and commercial development, clustered in an ecologically sound way that utilized the economic development potential of the entire tract. The Plan contemplated the eventual construction of up to 13,170 residential units and approximately eight million square feet of commercial and retail development, while maintaining over 75% of the property, or approximately 13,250 acres, as permanently undeveloped open space. Sterling Forest made significant progress towards obtaining the land use approvals necessary to begin implementing the Plan, including significant progress in New York's State Environmental Quality Review process, prior to reaching the agreement for a public acquisition. Under the agreement, development on the 2,200 acres of land to be retained by Sterling Forest will be "capped" at no more than 3,000 new residential units, and 2.8 million square feet of new commercial space.

       Sterling Forest has withdrawn its applications for land use approvals that were pending before the towns of Warwick, NY and Monroe, NY. Sterling Forest's application in the town of Tuxedo, NY, where most of the retained lands are located, has not been withdrawn, but is likely to be modified or replaced by a new application, unless the retained lands also are sold in the near future.

       In 1995, Sterling Forest entered into a $30 million loan agreement with Centre Finance to finance Sterling Forests' ongoing activities. Sterling Forest borrowed $7.5 million as of December 31, 1996, bearing interest at a rate of 10% per annum. Amounts advanced to Sterling Forest under the Loan Agreement are secured by a mortgage on Sterling Forest's property, and Centre Finance is entitled to receive a portion of the proceeds of the sale of the property up to the outstanding balance of the loan.


Employees

       As of December 31, 1996, the Company, through Gruntal, had a total of approximately 2,000 employees. The employees of Home Insurance were leased to REM during 1995 as part of the Services Agreement, and effective January 1, 1996 all employees of Home Insurance became REM employees (see note 1 to the consolidated financial statements). The Company believes that its employee relations are satisfactory.

ITEM 2.  PROPERTIES

       Home Insurance rents approximately 583,000 square feet of space for use as its headquarters office building at 59 Maiden Lane, New York, New York, under a 15-year lease expiring in 1999. Of such space, approximately 93,000 square feet is sublet to third parties for periods approximately the same as the primary lease. The Company is involved in a dispute with its landlord, Olympia and York Maiden Lane Company (the "Landlord"), with respect to its lease at 59 Maiden Lane. See note 14 to the consolidated financial statements for further discussion.

       Home Insurance owns an office building comprising approximately 56,000 square feet of space in Maitland, Florida and leases premises in a number of other locations throughout the United States.

       Gruntal leases its headquarters in New York City and other locations in the United States.

ITEM 3.  LEGAL PROCEEDINGS

       Home Insurance, in common with the insurance industry, is subject to litigation, including claims for punitive damages and for extra-contractual damages, in the normal course of its business. Gruntal, in the ordinary course of its business, has been named as a defendant or co-defendant in a number of lawsuits, including class actions and arbitration proceedings, some of which involve claims for damages of substantial or unspecified amounts.

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

       Pursuant to the Order, the Department has the final authority to approve, disapprove or otherwise control (including the power to direct) the initiation, settlement or withdrawal of any action, dispute, arbitration, litigation or proceeding of any kind involving Home Insurance other than in the ordinary course of business. In addition, pursuant to the Order, Home Insurance is prohibited from making certain payments, as specified in the Order, without the prior approval of the Department. See "Insurance Regulation" for further discussion of the Order.

       A petition was filed on December 13, 1993, in the District Court of Dallas County, Texas, joining Home Insurance as a defendant in a previously filed action. The action sought certification of both plaintiff and defendant classes. The purported plaintiff class consisted of all Texas insureds who were charged premiums above state-approved rates for casualty coverage through the use of retrospectively-rated policies for a period beginning prior to May 15, 1987, through April 1, 1992. Plaintiffs sought to certify a defendant class of all insurers doing business in Texas who charged the alleged excessive rates, plus certain brokers and the NCCI. The Complaint alleged that defendants entered into a conspiracy to devise various methods of charging and collecting the allegedly excessive rates and, in doing so, breached their contracts with plaintiffs, breached their fiduciary duty and violated the Texas Insurance Code and the Deceptive Trade Practices Act. Compensatory and punitive damages were sought in unspecified amounts plus treble damages.

       A settlement between fourteen of the primary defendants, including Home Insurance, was reached. Home Insurance has contributed approximately $8 million, which had been accrued as of December 31, 1995, under a trust agreement pending final court approval. On July 5, 1996 the Texas District Court gave preliminary approval to the settlement. The defendants submitted to a verification process of their damage calculations. Final orders of approval were issued by the court on November 1, 1996. The settlement is being implemented through refunds to insureds.

       On January 13, 1997 Home Insurance was served with suit papers issued from the Chancery Court of Davidson County, Tennessee in a purported class action. The allegations of the complaint are similar to those in the Texas litigation case that was recently settled.

       Plaintiffs allege that from 1987 until the present, the defendants, individually, and in conspiracy with each other, used rates of premium and policy forms for workers compensation retro policies other than those filed with, and approved by, the Tennessee Commissioner of Insurance. Specifically, the companies are alleged to have illegally passed through residual market charges to their insureds during the class period. The NCCI is alleged to be the conduit for sharing of information and the instrumentality for making the illegal filings.

       The principal causes of action are for breach of contract, fraud, misrepresentation, conspiracy, unjust enrichment, and violation of the Tennessee Consumer Protection and Trade Practices Acts. Compensatory and punitive damages are sought in unspecified amounts plus treble damages.

       A nearly identical class action complaint naming the same parties was also recently filed in the Superior Court of Richmond Country, Georgia. It includes the same common law causes of action that are asserted in the Tennessee complaint, and others that allege violation of various provisions of the Georgia statutory code, as well as RICO. Compensatory, punitive, and treble damages are sought.

       With respect to the Tennessee and Georgia actions discussed above, it is too early to predict the outcome of these actions and whether or not they will have a material adverse impact on the Company's financial condition.

       A complaint and temporary restraining order issued from the New York State Supreme Court were served upon Home Insurance by Bertholon-Rowland Corp., a large producer of Home Insurance's professional liability business in New York and Massachusetts. The action arose out of the producer's decision to terminate its business relationship with Home Insurance on six months' notice, and Home Insurance's subsequent immediate suspension of the producer's authority to act on its behalf. The complaint sought an injunction and damages nullifying the suspension of authority and enforcing the producer's contractual rights to its customer accounts and commissions. Compensatory and punitive damages were sought. By stipulation of the parties the restraining order was dissolved and legal proceedings stayed pending submission of the dispute to an arbitration panel. The final award of the arbitration panel dated August 7, 1995 ordered, among other things, that Bertholon-Rowland's damages claim against Home Insurance be denied. Home Insurance's motion to confirm the arbitration award was submitted to the court on October 12, 1995. On November 8, 1995, Bertholon-Rowland obtained a court order temporarily restraining alleged violations of its ownership rights to policy expirations, and filed a motion for a preliminary injunction against Home Insurance and Zurich-American Insurance Group and Professional Liability Underwriting Managers Inc. due to the alleged violations and seeking other relief as well. Subse-quently, Bertholon-Rowland filed a motion to amend the temporary restraining order based upon alleged continuing violations of its expiration rights. The motions are pending before the court. The Company does not believe that the outcome of this action will have a material adverse effect on its financial condition or results of operations.

       On February 13, 1991, Home Insurance and its subsidiaries were acquired from AmBase (the "Acquisition") pursuant to a stock purchase agreement (the "Stock Purchase Agreement"). As part of the Stock Purchase Agreement, as amended, AmBase provided Home Insurance a tax indemnifi-cation for certain taxes assessed against AmBase and its consolidated group, which included Home Insurance, for all periods ending on or before December 31, 1989. The Stock Purchase Agreement, as amended, also provided for a "hold-back" of a portion of the purchase consideration by the Company to be used to pay (i) liabilities for federal or state income taxes, including interest thereon, assessed against AmBase, Home Insurance or any other member of the AmBase affiliated group for years ending on or before December 31, 1989, and (ii) certain other liabilities, and to the extent not used for these purposes, to be paid to AmBase.

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

       The Court granted a temporary restraining order on July 19, 1996, in favor of Home Insurance. On August 9, 1996 the Court entered a decision and interim order, which, as amended through September 12, 1996, appointed a mediator and provided that Home Insurance deposit in escrow with a receiver approximately $7.4 million representing the June and July rent and June tax payment. The order states that the escrow payment "shall not per se constitute a secured claim under New Hampshire Revised Statutes Annotated 402-C:3 but may be subject to the provisions of New Hampshire Insurance Laws, Chapter 402-C in the event of proceedings thereunder or similar proceedings in this or any other jurisdiction". Home Insurance made this escrow payment and the mediation proceeded.

       As a condition for continuing the preliminary injunction, Home Insurance increased its deposit in escrow to $10.7 million. The Landlord moved for summary judgment for past due rent. Home Insurance moved to amend its complaint (i) to add a cause for constructive eviction from approximately 23% of its premises, where its environmental expert has identified "significantly damaged" asbestos containing materials ("ACM");
(ii) to increase the amount of damages sought by Home Insurance for the Landlord's refusal to obtain tax relief to more than $20 million; (iii) to join the bondholders as a class action; and (iv) to consolidate the foreclosure action brought by the Trustee against the Landlord. On December 30, 1996 the Court granted (i) Home's motion to amend with respect to items (i) and (ii), but denied Home Insurance's motion with respect to item (iii) pending mediation, and also with respect to item
(iv) without prejudice to renew before the assigned judge. The Court granted the Landlord's motion for partial summary judgment on its counterclaims holding Home Insurance liable for rent due and owing from June 1, 1996 to November 30, 1996, plus interest from September 1, 1996, together with costs and disbursements. The remainder of the Landlord's motion was denied without prejudice. The Court stayed entry and execution of the Landlord's judgment. In accordance with the Court's order, Home Insurance filed its amended and supplemental verified complaint. The Landlord and Trustee counterclaimed, and Home Insurance replied. On March 4, 1997, the Court directed Home Insurance to deposit into escrow, without prejudice, rent for the period September 1, 1996 through November 30, 1996, which payment is currently due to be made by April 1, 1997. On March 27, the Landlord moved for summary judgment on additional rent, for entry of the earlier summary judgment, and for other relief. Concurrent with the litigation, the Company and the Landlord are currently engaged in mediation. Management believes that it is too early to predict with certainty the ultimate outcome of this dispute. However, an unfavorable outcome could have a material adverse impact on the Company's financial condition.

       On or about January 17, 1997, Marine Midland (the trustee in the action described above), brought an action entitled Marine Midland Bank
v. Zurich Insurance Company, et al. in New York State Supreme Court against Zurich and certain affiliates, Home Insurance and REM alleging, among other things, that the conveyance to Zurich of the right to write renewal business on policies of Home Insurance constituted a fraudulent transfer under New York State law because Home Insurance purportedly was rendered insolvent as a result and did not receive adequate consideration from Zurich for this right. Plaintiff in its complaint disregards that the transaction, which permitted the conveyance of this right to Zurich, was approved by the Department in April 1995. The complaint, which does not seek any relief against Home Insurance, demands judgment against Zurich and certain of its affiliates for all past and future rent due under the lease between Home Insurance and its landlord, not paid by Home
Insurance, plus interest, or alternatively, for the imposition of a constructive trust upon the proceeds obtained by Zurich from the conveyance noted above, which according to plaintiff would secure the repayment of Home Insurance's purported obligations under its lease, as well as attorneys' fees. The complaint also seeks from REM damages in the amount of all rents due and owing under the lease plus interest, as well as, a declaration that REM is obligated to make all future rent payments. On March 27, 1997, REM and Home Insurance moved to dismiss the complaint.

       Home Insurance is involved in a dispute with NCCI. The NCCI is a licensed rating or advisory organization for the workers' compensation line of insurance in a majority of states. One function it performs is to administer the National Workers' Compensation Reinsurance Pool ("the Pool"). The Pool collects premium and pays losses for various residual market plans around the country. The premium is supposed to be distributed to pool members in proportion to their market share and held in reserve. The NCCI sends a quarterly invoice to each pool member for its share of the losses as calculated and paid by the Pool in that quarter.

       Home Insurance is a participant in the Pool, and, as of December 31, 1996, Home Insurance is carrying undiscounted loss reserves of approximately $261 million allocated to the Pool. Home Insurance has had several discussions with the NCCI over the past year concerning the extent of its obligation and the possibility of a commutation. Home Insurance has refused to pay the NCCI's three most recent quarterly invoices totalling approximately $28 million and requested an audit of the Pool's calculations and of the NCCI's administration of the Pool. The NCCI has refused to permit the requested audit. The NCCI has also asked Home Insurance to put the aforementioned invoiced but unpaid amount in escrow. Negotiations concerning a possible commutation have begun. Management believes it is too early to predict with certainty the ultimate outcome of this matter; however, an unfavorable outcome could have a material adverse impact on the Company's financial condition.

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

       During the third quarter of 1996, Gruntal discovered that approximately 2,800 principal transactions involved customers that were employee benefit plans or individual retirement arrangements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") or parallel provisions of the Internal Revenue Code. In the absence of an available exemption, these transactions would be "prohibited transactions" under Section 406 of ERISA and Section 4975 of the Code. Gruntal is examining the availability of certain exemptions. Management believes it is too early to predict with certainty the ultimate outcome of this matter, but management does not believe that such costs will have a material adverse effect on the financial position of Gruntal or the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the fourth quarter of 1996, no matters were submitted to a vote of security holders.


PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

       There is no established public trading market for the Series A Common Stock. The shares of Series A Common Stock were delisted from the NYSE on July 31, 1995. After the consummation of a tender offer made by the Company for the repurchase of its shares, which closed in June 1995, the NYSE determined that the shares were no longer suitable for continued listing and trading on the NYSE. The approximate number of holders of the Series A Common Stock as of March 1, 1997 is fewer than 2,000.


ITEM 6.    SELECTED FINANCIAL DATA

                                                   1996             1995          1994          1993           1992
                                                   ----             ----          ----          ----           ----
($ millions, except per share information)

INCOME STATEMENT DATA:
INSURANCE OPERATIONS
Net earned premiums before
   Stop Loss Treaty                            $     116       $     914     $    1,653      $  1,882     $   1,842
Stop Loss Treaty(1)                                    -               -              -             -          (214)
                                               ---------       ----------    ----------      --------     ----------
   Total net earned premiums                   $     116       $     914     $    1,653      $  1,882     $   1,628
                                               =========       ==========    ==========      ========     ==========

Underwriting loss before Stop Loss(2)
   Treaty                                      $    (964)      $  (1,105)    $     (368)     $   (540)    $    (425)
Stop Loss Treaty(1)                                    -            (189)             -             -           214
                                               ---------       ----------    -----------     ---------    ----------
   Total underwriting loss                          (964)         (1,294)          (368)         (540)         (211)

Excess of Loss Reinsurance Agreement                 372              14              -             -             -
Net investment income                                146             219            225           246           273
Realized capital gains (losses)                        9            (225)            16           193            67
                                               ---------       ----------    -----------     ---------    ----------

   Insurance pre-tax operating income
     (loss)                                         (437)         (1,286)          (127)         (101)          129

OTHER OPERATIONS
Securities broker-dealer operating
     income                                           25              33             10            53            35
Goodwill writeoff and amortization                     -               -           (211)           (5)           (5)
Corporate interest expense                           (49)            (46)           (38)          (50)          (53)
Other expenses                                         -             (24)            (8)          (26)          (10)
                                               ---------       ----------    -----------     ---------    ----------
   Income (loss) before income taxes,
     preferred dividends of subsidiary,
     extraordinary item and accounting
     change                                         (461)         (1,323)          (374)         (129)           96
-----
Income tax expense                                    (7)             (3)            (7)          (10)          (33)
Preferred dividends of subsidiary                      -               -              -           (19)          (19)
                                               ---------       ----------    -----------     ---------    ----------

   Income (loss) before extraordinary
   item and accounting change                       (468)         (1,326)          (381)         (158)           44
Extraordinary item - loss on
   extinguishment of debt, net of
   applicable income tax benefit
   of nil and $4                                       -               -              -            (7)           (7)
Cumulative effect of a change
   in accounting principle                             -               -             (4)            -             -
                                               ---------       ----------    -----------     ---------    ----------
   Net income (loss)                           $    (468)      $  (1,326)    $     (385)     $   (165)    $      37
---                                            =========       ==========    ===========     =========    ==========

INCOME (LOSS) PER SHARE
Income (loss) before extraordinary
    item and accounting change                      N.M.            N.M.     $   (10.95)     $ (14.94)    $    3.42
===                                                                          ===========     =========    =========

Net income (loss)                                   N.M.            N.M.     $   (11.06)     $ (15.58)    $    2.77
                                                                             ===========    ==========    =========



                                                   1996             1995          1994          1993           1992
                                                   ----             ----          ----          ----           ----
($ millions)

BALANCE SHEET DATA (AT PERIOD END):
Insurance investments                          $   1,292        $  2,189       $  3,377     $ 4,027(5)    $   3,417
Reinsurance receivables                            2,765           2,383          2,309         2,247         2,163
Total assets                                       7,593           8,003          9,276      10,319(5)        8,719
Unpaid losses and loss adjustment
   expenses                                        5,687           5,814          5,573         5,496         5,037
Corporate debt                                       567             517            447           550           534
Debt of securities broker-dealer                     246             304            278           295           186

Total liabilities                                  9,132           9,080          9,228         9,621         8,299
Stockholders' equity (deficiency)                 (1,539)         (1,077)            48         698(5)          345

OPERATING INFORMATION AND RATIOS:
Gross written premiums                         $      22        $    582       $  2,019     $   2,424     $   2,424
Net written premiums                                   1             362          1,587         1,875         1,572
Revenues                                             713           1,371          2,217         2,709         2,309

Consolidated GAAP ratios before
   Stop Loss Treaty cessions:(1)(3)
Loss                                                 N.M.           N.M.           95.1%        101.4%         97.4%
Expense                                                                            27.2          27.3          25.7
                                                                               ---------    ----------    ----------
   Combined                                                                       122.3%        128.7%        123.1%
                                                                               =========    ==========    ==========

Consolidated GAAP ratios:(3)
Loss                                                 N.M.           N.M.           95.1%        101.4%         83.9%
Expense                                                                            27.2          27.3          29.0
                                                                               ---------    ----------    ----------
   Combined                                                                       122.3%        128.7%        112.9%
                                                                               =========    ==========    ==========

Consolidated statutory ratios:(3)
Loss                                                 N.M.           N.M.           97.9         100.7%        86.3%
Expense                                                                            28.3          27.4          29.3
                                                                               ---------    ----------    ----------
   Combined                                                                       126.2%        128.1%        115.6%
                                                                               =========    ==========    ==========

Statutory surplus                              $   55(7)        $    230       $    618      $    901      $   951
Ratio of net written premiums
   to statutory surplus                              N.M.           N.M.            2.6           2.1          1.6
Dividends paid by Home Insurance:
   Common stock                                       -                -             77            75           53
   Preferred stock                                    -                -              1            19           19

Statutory industry data:(4)
Combined ratio for the property
   and casualty industry                          105.9%           107.2%         108.4%        106.9%       115.8%

NUMBER OF EMPLOYEES:
Home Insurance(6)                                     -            1,454          3,100         3,500        4,100
Gruntal                                           2,000            2,075          1,950         1,900        1,800

N.M. - Not Meaningful.




(1) Effective January 1, 1991, Home Insurance entered into a Stop Loss Treaty with a group of reinsurers which protected Home Insurance against losses in all years prior to the year in which the treaty is cancelled. Home Insurance did not cede any additional premiums or losses to the Stop Loss Treaty after December 31, 1992. In 1995, in connection with the Recapitalization, Home Insurance commuted and assigned the Stop Loss Treaty. See note 7 to the consolidated financial statements.

(2) The 1996 loss includes $662 million of bulk additions to loss and loss adjustment expense reserves, including $225 million for Asbestos/Pollution Policies. The 1995 amount includes incurred losses of $549 million for Asbestos/Pollution Policies which includes $440 million of reserve increases. Also amounts include the effect of the 1994, 1993 and 1992 Reserve Strengthenings of $75 million, $290 million and $200 million, respectively.

(3) GAAP ratios and statutory loss ratios are expressed as a percentage of net earned premiums. Statutory expense ratios are expressed as a percentage of net written premiums. Both GAAP and statutory expense ratios include dividends to policyholders as a percentage of net earned premiums. As a result of the run-off of all Home Insurance operations effective June 12, 1995, disclosure of 1996 and 1995 ratios as a percentage of premiums is not meaningful.

(4) The combined ratios for the property and casualty industry were provided by A.M. Best Company.

(5) The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", on December 31, 1993 and, accordingly, the carrying value of fixed maturities available for sale increased by $87 million, representing the unrealized gains on these investments and, after the effect of related deferred taxes, total stockholders' equity increased by $57 million.

(6) In connection with the Services Agreement between the Company and REM, effective January 1, 1996 all employees of Home Insurance became employees of REM. There are approximately 850 employees in REM, at the end of 1996, dedicated to serving the Company and Home Insurance.

(7) The Department gave Home Insurance permission to include in the 1996 Annual Statement a non-tabular discount which results from discounting all loss reserves, and allocated and unallocated loss reserves at 7%. Home Insurance has sufficient assets that will earn 7% to meet the expected stream of loss and loss adjustment expense payments. Home Insurance calculated that the non-tabular discount is $469 million. The 1996 statutory surplus of $55 million reflects the benefit of this discount. See note 4 to the consolidated financial statements.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       The following should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.

       Consolidated revenues were $713 million in 1996, compared with $1,371 million in 1995 and $2,217 million in 1994. The Company reported a net loss of $468 million in 1996 compared with net losses of $1,326 million and $385 million in 1995 and 1994, respectively.

       The net loss of $468 million included $662 million of bulk additions to loss and loss adjustment expense reserves, partially offset by an increased recoverable of $372 million under the Excess of Loss Reinsurance Agreement.

       The 1995 net loss reflected incurred losses of $549 million related to Asbestos/Pollution Policies, which included $440 million of bulk reserve additions, and one-time losses of $418 million related to transactions in connection with the Recapitalization. The one-time losses of $418 million included a loss of $189 million due to the commutation and assignment of the Stop Loss Treaty and net realized capital losses of $208 million pertaining to previously recorded unrealized losses. The recognition of the capital losses results from the classification of its investments as a trading portfolio in connection with the Swap. The Company also recorded $21 million of transaction expenses. See notes 6 and 7 to the consolidated financial statements for further discussion of the Swap and the Stop Loss Treaty, respectively.


INSURANCE REVENUES AND OPERATING INCOME

       Insurance revenues and pre-tax operating income follow:

($ millions)                                1996         1995        1994
                                            ----         ----        ----

Net earned premiums                    $     116    $     914    $  1,653
Net investment income                        146          219         225
Realized capital gains (losses)                9         (225)         16
                                       ---------    ---------    --------
     INSURANCE REVENUES                $     271    $     908    $  1,894
                                       =========    =========    ========

Underwriting loss                      $    (964)   $  (1,294)   $   (368)
Excess of Loss Reinsurance Agreement         372           14           -
Net investment income                        146          219         225
Realized capital gains                         9         (225)         16
                                       ---------    ---------    --------
     INSURANCE PRE-TAX OPERATING LOSS  $    (437)   $  (1,286)   $   (127)
                                       =========    =========    ========


Underwriting Results

       In connection with the Recapitalization which closed on June 12, 1995, Home Insurance ceased writing new and renewal business except for limited risks that Home Insurance is obligated to continue writing for an interim period. All Home Insurance operations are being run-off subsequent to June 12, 1995. The Company was downgraded in November 1994 by three primary insurance rating agencies, and the decline in earned premiums is attributable to the impact of such downgrades and the ceasing of business effective June 12, 1995. Prior to the Closing, the Company had attempted to mitigate the effect of the downgrades by entering into a Facility Agreement which allowed Home Insurance's clients to have access to the security of Zurich American, a Company that is A+ rated by A.M. Best. See notes 1 and 3 to the consolidated financial statements for further discussion of the Recapitalization Agreement and the Facility Agreement, respectively. Net earned premiums were as follows:

($ millions)                                   1996        1995       1994
                                               ----        ----       ----

NET EARNED PREMIUMS
Commercial Accounts Group
     Commercial Casualty                  $      74   $     480   $  1,008
     Commercial Property                         10          46         79
                                          ---------   ---------   --------
       Total Commercial Accounts Group           84         526      1,087
                                          ---------   ---------   --------
Specialty Lines Group
     Professional Liability                      14         169        278
     Other Specialty Lines                        8         180        238
                                          ---------   ---------   --------
       Total Specialty Lines Group               22         349        516
                                          ---------   ---------   --------
Run-off Operations                               10          39         50
                                          ---------   ---------   --------
       Net earned premiums                $     116   $     914   $  1,653
                                          =========   =========   ========



       Underwriting losses totaled $964 million in 1996 compared with underwriting losses of $1,105 million in 1995, before the commutation and assignment of the Stop Loss Treaty and $368 million in 1994. An analysis of underwriting results follows:


($ millions)                                                           1996              1995             1994
                                                                       ----              ----             ----

UNDERWRITING LOSS
Commercial Accounts Group
   Commercial Casualty                                            $    (227)        $    (221)       $      (26)
   Commercial Property                                                  (52)              (67)              (69)
                                                                  ---------         ---------        ----------
     Total Commercial Accounts Group                                   (279)             (288)              (95)
                                                                  ---------         ---------        ----------
Specialty Lines Group
   Professional Liability                                              (161)              (98)             (164)
   Other Specialty Lines                                                (89)              (29)               29
                                                                  ---------         ---------        ----------
     Total Specialty Lines Group                                       (250)             (127)             (135)
---                                                               ---------         ---------        ----------
Run-off Operations                                                     (435)             (690)             (138)
                                                                  ---------         ---------        ----------
     Underwriting loss before commutation and
       assignment of the Stop Loss Treaty                              (964)           (1,105)             (368)
Commutation and assignment of the Stop Loss Treaty                        -              (189)                -
                                                                  ---------         ---------        ----------
   Total underwriting loss                                        $    (964)        $  (1,294)       $     (368)
                                                                  =========         =========        ==========

GAAP RATIOS(1)
Loss                                                                   N.M.               N.M.             95.1%
Expense                                                                                                    27.2
                                                                                                         ------
   Combined                                                                                               122.3%
                                                                                                         ======

(1) GAAP ratios are expressed as a percentage of net earned premiums and are presented prior to cessions to the Stop Loss Treaty. As a result of the run-off of all Home Insurance operations effective June 12, 1995, disclosure of 1995 ratios as a percentage of earned premiums is not meaningful.

N.M. - Not Meaningful.

       The 1996 underwriting loss was impacted by bulk additions to reserves of $662 million, including a $100 million increase in unallocated loss adjustment expense reserves, distributed among all product lines to reflect Home Insurance's experience in run-off during 1995 and 1996. The bulk reserve additions included a $225 million increase for Asbestos/Pollution Polices, $132 million for professional liability, $121 million for Commercial Casualty, $68 million for Other Specialty Lines, $65 million for excess run-off, $35 million for assumed reinsurance and $16 million for personal lines. The bulk additions to reserves were partially offset by an increased recoverable of $372 million under the Excess of Loss Reinsurance Agreement. The underwriting loss was also impacted by lower earned premiums and expenses incurred in managing the run-off of its operations.

       The 1995 underwriting loss was impacted by the Run-off Operations loss of $690 million and the $189 million loss on the commutation and assignment of the Stop Loss Treaty. The Run-off Operations loss included losses of $549 million related to Asbestos/Pollution Policies, and a $53 million provision for uncollectible reinsurance. In addition, commercial and specialty results deteriorated due to lower earned premiums, unfavorable loss experience and providing for higher loss ratios on current year business.

       The 1994 results were adversely impacted by bulk reserve strengthening of $75 million for professional liability, and additions to loss reserves for known Asbestos/Pollution Policies of $60 million.

       The Company recorded decreases to discount on workers' compensation pension liabilities of $50 million and $19 million in 1996 and 1995, respectively, and an increase of $52 million in 1994. The 1996 decrease reflects a reduction in the escalation benefit and associated discount foreseen for claims in certain states and also the natural unwinding of the discount as Home Insurance has ceased writing business. The discount recorded in 1994 related to an increase in the number of workers' compensation pension cases as well as strengthened case development estimates. The decrease to the discount in 1996 and 1995 increased the underwriting loss while recording of additional discount in 1994 reduced underwriting losses. See note 4 to the consolidated financial statements for discussion of discount of loss reserves for statutory purposes.

Excess of Loss Reinsurance Agreement and Stop Loss Treaty

       In 1995, in connection with the Recapitalization, Home Insurance entered into the Commutation Agreement, with the Commuting Reinsurers providing for the commutation of the Stop Loss Treaty as of June 12, 1995 as to the Commuting Reinsurers. Home Insurance also entered into the Assignment Agreement with Centre Reinsurance Dublin, pursuant to which Home Insurance assigned all of its rights, title and interest in any payments by those reinsurers under the Stop Loss Treaty that were not Commuting Reinsurers (i.e., Kemper Reinsurance Company and THI) due
Home Insurance in accordance with the Stop Loss Treaty. In 1996, THI commuted its share of the Stop Loss Treaty, leaving Kemper Reinsurance Company as the only non Commuting Reinsurers. The Company recognized a $189 million loss in 1995 attributable to the Commutation Agreement and the Assignment Agreement.

       Also, Home Insurance and Centre Reinsurance Dublin entered into the Excess of Loss Reinsurance Agreement, dated as of June 12, 1995. Home Insurance is provided with an aggregate limit of $1.3 billion subject to certain adjustments, attaching at the point that Home Insurance has no remaining cash or assets readily convertible into cash to pay any of its obligations. Among such adjustments, in the event that Home Insurance pays any dividends to the Company prior to the third anniversary of the Closing to fund interest payments on the Public Indebtedness, the limit will be increased by the amount of such dividends plus interest thereon at the rate of 7.5% per annum, compounded, from the date such dividends were paid to the date the reinsurers commence making payments under the Excess of Loss Reinsurance Agreement. See "Insurance Regulation - Dividend Restrictions". Also, up to $290 million of additional coverage provided by the Excess of Loss Reinsurance Agreement is linked to certain factors including dividend payments from Home Insurance to the Company funding principal payments on the Public Indebtedness (as defined in note 1 to the consolidated financial statements) as such debts become payable. The Excess of Loss Reinsurance Agreement became effective on June 12, 1995 upon (i) the payment by Home Insurance to Centre Reinsurance Dublin of $63 million and (ii) the transfer by Home Insurance of $166 million to Centre Reinsurance Dublin, representing the respective amounts received by Home Insurance from Zurich International (Bermuda) Ltd. and Centre Reinsurance Limited as a reinsurance commutation (exclusive of refunds of security costs).

       Based on cash flow forecasts at December 31, 1996 the Company is projecting that the coverage limits of the Excess of Loss Reinsurance Agreement will be exhausted, and due to these projected future recoveries, loss reserves with a net present value of $787 million were recorded as of December 31, 1996 as a recoverable from the Excess of Loss Reinsurance Agreement, including an additional $372 million during 1996. As of December 31, 1995, the recoverable from the Excess of Loss Reinsurance Aggreement was $415 million. The increase resulted primarily from changes to cash flow projections which now forecast that the cover will be exhausted, and changes in the net present value of the receivable based on current projections of amounts and timing of cash inflows and outflows.

Loss Reserves and Reserve Strengthening

       Home Insurance recorded a $662 million bulk addition to reserves during the fourth quarter of 1996, including a $100 million increase in unallocated loss adjustment expense reserves, distributed among all product lines to reflect Home Insurance's experience in run-off during 1995 and 1996. The Company has compared industrywide payment trends to its own payments for Asbestos/Pollution Policies, and has considered it appropriate at this time to review industry ratios of reserves to payments in establishing its own reserves. The bulk reserve additions included a $225 million increase for Asbestos/Pollution Policies, reflecting higher aggregate annual payments in the last two years as Home Insurance has pursued more early settlement opportunities and simultaneously sought to strengthen its relative reserve position. The 1996 bulk reserve additions for other product lines was $437 million, including $132 million for professional liability, $121 million for Commercial Casualty, $68 million for Other Specialty Lines, $65 million for excess run-off, $35 million for assumed reinsurance and $16 million for personal lines. The professional liability increase reflects consolidation of a trend to a new level of higher claim severities which has persisted over the last three years compared to prior periods. The Commercial Casualty increases reflect a higher exposure measured for products liability, compared to earlier years, with associated increases in loss ratios, claim severities and tail factors. The increases for excess run-off and assumed reinsurance are less a reflection of the company's own immediate past experience than a response to higher tail factors for excess casualty exposure indicated by recent industry experience.

       Home Insurance recorded a $440 million bulk addition to reserves during the fourth quarter of 1995 for Asbestos/Pollution Policies. Home Insurance also recorded a $75 million bulk reserve strengthening during the third quarter of 1994 for professional liability business. Strengthening for professional liability related to higher than expected case emergence in 1994 on recent accident years. This emergence related to an increased frequency of moderately-severe cases affecting the lawyers' professional liability line of business which, in the judgment of the Company at that time, represented a new, higher level of average settlement value for this business.

       At December 31, 1996, the gross, ceded and net loss and loss adjustment expense reserves for Asbestos/Pollution Policies amounted to $1,501 million, $682 million and $819 million, respectively. Net reserves for Asbestos/Pollution Policies claims increased $140 million from $679 million at December 31, 1995.

       As of December 31, 1996, Home Insurance had approximately 2,100 policies for which one or more claims were open relating to asbestos and pollution matters. Some policies have both asbestos and pollution claims open against them. As of the end of 1996, the Company has open approximately 900 asbestos claims and 3,300 pollution claims. The Company has provided claim count information in an effort to provide additional insight into the magnitude of the management effort required to deal with the case load in the areas of Asbestos/Pollution Policies. Claim counts for these exposures are not, however, subject to the same level of consistent definition that is common for other insured perils. A claim count for a Pollution Policy might involve a single waste site in a single year for which coverage is being sought under a single policy. Alternatively, a single claim count might involve a settlement covering many waste sites over many years and/or several policies in several layers of coverage per year. As a result, the interpretation of this data is complicated and the use of average values calculated on the basis of this data is likely to be misleading. The number of open asbestos claims has been fairly stable over the last five years. The number of pollution claims has also been fairly stable over the last four years. In addition, as of December 31, 1996, Home Insurance was involved in approximately 330 coverage disputes (where an action seeking a declaratory judgment had been filed, the resolution of which will require a judicial interpretation or compromise resolution of an insurance policy) related to claims on Asbestos/Pollution Policies.

       About half of these claims involve primary policies issued by Home Insurance, and half involve Home Insurance excess policies issued during the late 1960's through early 1980's. The predominance of the expected dollar exposure relates to the excess policies. Policy limits on those excess policies range from $100,000 up to as much as $25 million, and may operate above self insured retentions or underlying insurance which may range from $25,000 to hundreds of millions of dollars. In addition to the claim counts and policy counts listed above, which relate to the Company's direct business, the Company has material exposure relating to its assumed reinsurance business, for which it has $111 million of net reserves included in the total above.

       While the Company has compared industrywide payment trends to its own payments for Asbestos/Pollution Policies, and has considered it appropriate at this time to review industry ratios of reserves to payments in establishing its own reserves, the Company views such "survival ratios" as temporary benchmarks of reserving levels which can be misleading and which over time must inevitably decline in importance, as legal issues are resolved, experience matures and actuarial models can be validated. Benchmarks based on premium market share or payments share necessarily depend on the consistency between companies of many variables including policy class and limits distribution, policy deductibles and underlying retentions, coverages and coverage exclusions and geographic mix. Survival ratios have an additional limitation in that a company which accelerates the disposal of its claims compared to its peers, and is thus retiring its ultimate liabilities faster, will appear to require a higher reserve. Following industry practice which became apparent only in 1995 with new statutory disclosure requirements, the Company has established somewhat lower survival ratios on its gross reserves than its net reserves.

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

       In 1995, REM, in its capacity as manager of Home Insurance's operations, established a single Environmental and Mass Tort Division, which includes a new team to merge financial, legal, and environmental engineering expertise in negotiation with policyholders and reinsurers to find alternative resolutions to claims in the environmental and mass tort areas. Management believes that these organizational changes increase operational efficiency, while assuring that Home Insurance takes a unified and consistent approach to these claims. This division has also prepared an inventory of potential exposures for Asbestos/Pollution Policies, which Home Insurance has utilized to evaluate its use of industry benchmarks to establish reserves.

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

       At December 31, 1996, unpaid losses and loss adjustment expenses were net of a discount to unpaid losses of $134 million relating to all workers' compensation pension liabilities which are carried at present value, discounted at an interest rate of 7.5%. Home Insurance recorded decreases to the discount of $50 million in 1996 and $19 million in 1995, and an increase of $52 million in 1994. The 1996 decrease reflects a reduction in the escalation benefit and associated discount foreseen for claims in certain states, and also the natural unwinding of the discount as Home Insurance has ceased writing business. The increase in 1994 related to an increase in the number of workers' compensation pension cases as well as strengthened case development estimates. The decreases in the discount increased underwriting losses, while recording additional discount reduced underwriting losses. See note 4 to the consolidated financial statements for discussion of discount of loss reserves for statutory purposes.

Pension and Benefit Plans

       Subsequent to the Recapitalization, all employees of Home
Insurance were leased to REM and effective January 1, 1996, all personnel became employees of REM. All benefits under the Company's pension plans were frozen, and in 1995 a gain of $6 million was recorded due to settlement and curtailment of the plans.

COMMERCIAL ACCOUNTS GROUP

       In 1995, Middle Market Casualty and Major Casualty which had been segregated in 1994, were combined into Commercial Casualty.

Commercial Casualty

       Underwriting losses were $227 million in 1996 compared with $221 million and $26 million in 1995 and 1994, respectively. The 1996 losses were primarily due to loss and loss adjustment expense reserve bulk additions of $121 million, and to lower earned premiums and expenses incurred in managing the run-off of its operations. The 1995 results were impacted by lower earned premiums, unfavorable loss experience and providing for higher loss ratios on current year business. The 1994 result benefited by lower involuntary assessments, favorable loss experience and additional discount on workers' compensation pension cases.

Commercial Property

       Underwriting losses were $52 million, $67 million and $69 million in 1996, 1995 and 1994, respectively. The 1996 losses were primarily due to lower earned premiums and expenses incurred in managing the run-off of its operations. The 1995 loss reflected lower earned premiums and unfavorable loss experience. The 1994 loss reflected catastrophe losses of $31 million, including reinstatement premiums of $12 million, primarily from the Northridge, California earthquake.

SPECIALTY LINES GROUP

Professional Liability

       The underwriting loss was $161 million in 1996, compared with losses of $98 million and $164 million in 1995 and 1994. The 1996 loss was primarily due to loss and loss adjustment expense reserve bulk additions of $132 million, and to lower earned premiums and expenses incurred in managing the run-off of its operations. The 1995 underwriting loss was impacted by lower earned premiums, unfavorable loss experience and providing for higher loss ratios on current year business. The loss in 1994 was primarily due to adverse loss development on recent accident years accompanied with a bulk reserve strengthening of $75 million relating to higher than expected case emergence.

Other Specialty Lines

       The 1996 underwriting loss was $89 million as compared to a loss of $29 million in 1995 and an underwriting profit of $29 million in 1994. The 1996 loss was primarily due to loss and loss adjustment expense reserve bulk additions of $68 million and to lower earned premiums and expenses incurred in managing the run-off of its operations. The 1995 underwriting loss was impacted by lower earned premiums, unfavorable loss experience and providing for higher loss ratios on current year business. The 1994 result reflected an increase in premium rates, favorable reinsurance arrangements and improved loss experience.


RUN-OFF OPERATIONS

       Underwriting losses were $435 million, $690 million and $138 million in 1996, 1995 and 1994, respectively. The underwriting loss includes losses from Asbestos/Pollution Policies of $233 million, $549 million and $126 million in 1996, 1995 and 1994, respectively. The 1996 results include loss and loss adjustment expense reserve bulk additions of $341 million including $225 million relating to Asbestos/Pollution policies, $65 million for excess run-off, $35 million for assumed reinsurance and $16 million for personal lines. The 1995 results include reserve additions of $440 million. In 1994, the Company added $60 million to loss reserves for known environmental and toxic tort claims.

INVESTMENTS

       ZIM manages the cash and invested assets of the Company and Home Insurance pursuant to an investment management agreement. Additionally, upon Closing, the Company and Home Insurance entered into the Swap effective January 1, 1995 with Centre Reinsurance Dublin whereby Centre Reinsurance Dublin will pay annually to the Company and Home Insurance any negative differences between the actual total return on such assets and a target total return of 7.5% per year (net of asset management fees) on such assets and, the Company and Home Insurance will pay annually to Centre Reinsurance Dublin any positive difference between the actual total return on such assets and the 7.5% target total return (net of asset management fees) on such assets.

       The Swap is designed to transfer control and market risk of the portfolio to Centre Reinsurance Dublin. The Company has accounted for the Swap as if the investments underlying the Swap were sold to Centre Reinsurance Dublin. The Company, however, continues to retain legal ownership. As a result, the Company has reclassified its investments underlying the Swap to the Portfolio Swap Receivable, valued at the fair value of the portfolio investments on the effective date (January 1, 1995) less withdrawals made to fund operations plus the total return of 7.5%. In 1995, the Company also recorded realized capital losses of $208 million, which were reflected at December 31, 1994 as unrealized capital losses included in stockholders' equity. Subsequent changes to fair market value of securities have not and will not be recognized, as Centre Reinsurance Dublin bears the market risk.

       As of December 31, 1996, the Company has recorded, as a component of the Portfolio Swap Receivable, an amount due from Centre Reinsurance Dublin of $48 million because of a negative difference from the 7.5% target return. The negative difference since January 1, 1996 resulted from the net of (i) a $35 million difference in favor of the Company due to a decrease in the fair value of investments underlying the Swap and
(ii) a $13 million difference in favor of the Company for investment income representing an upward adjustment to reach the 7.5% target yield. Actual investment income before such adjustments was $133 million.

       The Company received $48 million from Centre Reinsurance Dublin on January 21, 1997, to settle the 1996 Swap receivable. Securities and cash totaling $210 million were transferred to Centre Reinsurance Dublin on January 22, 1996, to settle the 1995 Swap liability.

       In the year ended December 31, 1996, the Company recognized $9 million in realized capital gains and $6 million in unrealized capital gains for insurance equity investments not underlying the Swap.

SECURITIES BROKER-DEALER OPERATIONS

       Revenues, expenses and income before income taxes of Gruntal, the Company's securities broker-dealer, for the years ended December 31, 1996, 1995 and 1994 were as follows:

($ millions)                               1996         1995        1994
                                           ----         ----        ----

Principal transactions                   $  152       $  199      $  109
Interest                                    127          117          89
Commissions                                  92           87          68
Underwriting and investment banking          36           32          34
Other                                        35           28          23
                                         ------       ------      ------
   Total revenues                           442          463         323
Total expenses                              417          430         313
                                         ------       ------      ------
   INCOME BEFORE INCOME TAXES            $   25       $   33      $   10
---                                      ======       ======      ======


       Total securities broker-dealer revenues decreased $21 million to $442 million for the year ended December 31, 1996, when compared to the prior year. Principal transactions revenues were $152 million for the year ended December 31, 1996, a decrease of $47 million or 24% for the year. This was primarily due to the firm discontinuing the proprietary trading of listed equities, municipal bonds, as well as, closing the mortgage brokerage operations. Commissions increased $5 million or 6% from the prior year to $92 million due to increased investor participation in the equities markets.

       The decrease in securities broker-dealer expenses to $417 million from $430 million in the same period last year primarily reflects decreases in compensable revenues and decreased legal and audit costs related to a defalcation in 1994. Income before taxes was $25 million for the year compared to $33 million for the prior year a decrease of 24%.

       See note 15 to the consolidated financial statements for further discussion of the Reorganization Agreement entered into on February 24, 1997 by Gruntal and The 1880 Group LLC.

CORPORATE INTEREST EXPENSE

       Corporate interest expense was $49 million, $46 million and $38 million in 1996, 1995 and 1994, respectively, and was related to debt incurred in connection with the Recapitalization and the acquisition of Home Insurance and its consolidated subsidiaries in 1991 by the Company. Corporate interest expense increased during 1996 and 1995 as compared to 1994 due to the increased debt incurred in connection with the Recapitalization. As a result of the Company's debt rating being reduced to BB- by S&P, the interest rate on the 1998 Senior Notes increased from 7% to 7 3/4% and the interest rate on the 2003 Senior Notes increased from 7 7/8% to 8 5/8% in November 1994. See note 5 to the consolidated financial statements for additional information on corporate debt.

OTHER EXPENSES

       Other expenses were nil, $24 million, and $8 million in 1996, 1995 and 1994, respectively. Other expenses in 1995 were due primarily to transaction expenses incurred in connection with the Recapitalization. Other expenses in 1994 were primarily due to corporate expenses.

INCOME TAXES

       Income tax expense was $7 million, $3 million and $7 million in 1996, 1995 and 1994, respectively. In 1996, 1995 and 1994, the
Company's federal income tax expense was insignificant due to its pre-tax losses. No income tax benefit was recognized as a result of such losses. A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in note 8 to the consolidated financial statements.

GOODWILL

       In November 1994, the Company was downgraded by the three primary insurance rating agencies. These actions had a significant adverse effect on the premium production of Home Insurance. As a result, the Company could no longer forecast operating income to demonstrate the recoverability of goodwill related to its subsidiaries. Therefore, the Company recorded a charge of $206 million in 1994 for the writeoff of goodwill, exclusive of the annual amortization.


ACCOUNTING PRONOUNCEMENTS

       In November 1992, the Financial Accounting Standards Board ("FASB") issued SFAS No. 112, "Employers' Accounting for Post-employment Benefits." This statement requires employers to recognize the obligation to provide benefits, such as health-care, life insurance coverage and disability related costs to former or inactive employees. The Company adopted this statement in 1994 and recorded a loss of $4 million as a cumulative effect of a change in accounting principle.

       In March 1995, FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for financial statements with fiscal years beginning after December 15, 1995. Among other provisions, SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an entity should estimate the future cash flows expected to result from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets and identifiable intangibles expected to be held and used should be based on the fair value of the asset. The Company has determined that this pronouncement does not have any impact on the financial condition and results of operations.

FINANCIAL CONDITION

Consolidated

       Following the Closing, Home Insurance has generally ceased writing new or renewal insurance or reinsurance business, except for limited risks that Home Insurance is obligated to continue writing for an interim period. The Company has been notified by the Department that, in light of the Recapitalization, Home Insurance cannot pay any dividends without prior approval of the Department.

       On March 3, 1997, Home Insurance was placed under formal supervision by the Department. The Department states in its Order that this action was taken in response to Home Insurance's RBC report filed with the Department which indicates that a Mandatory Control Level Event has occurred. See "Risk-Based Capital", for further discussion. The
Order establishes that the Department will oversee and supervise Home Insurance for the purpose of continuing and intensifying an economic, actuarial and accounting review of the books, records and business affairs of Home Insurance so as to determine what future actions may be appropriate. The Order also provides that Home Insurance may not take certain actions without the prior approval of the Department, including, among other matters, payment of claims and other obligations within certain dollar limits, and changes in the terms and conditions of certain existing contracts and entering into of certain new contracts. See "Insurance Regulation" for further discussion of the Order.

       If the Department rejects future dividends filings, the Company will be forced to raise cash through capital infusions, the issuance of additional debt, or the sale of assets in order to meet its current obligations; however there are no assurances that such sources will be available. Based on the Company's most current cash flow projections, without dividends from Home Insurance, the Company is unlikely to be able to meet its cash flow needs during 1997. Under the terms of the Recapitalization Agreement, Centre Finance has purchased approximately $46 million aggregate principal amount of the Company's 7% Series B Senior Working Capital Notes to fund interest payments occurring through December 1996 on the Public Indebtedness.

       To fund additional cash requirements incurred in connection with the Equity Repurchase Transaction, the Recapitalization and other extraordinary needs, Centre Finance and ZCI purchased, in 1995, $15 million principal amount of the Company's 12% Senior Subordinated Working Capital Notes due and $12 million principal amount of the Company's 7% Series A Senior Working Capital Notes, pursuant to the Standby Working Capital Credit Agreement, dated as of April 26, 1995, by and between the Company and ZHI. In February 1996, the Company, ZHI and Trygg-Hansa agreed that the Company may issue and ZHI may purchase, additional Series A Senior Working Capital Notes having an aggregate principal amount of $4 million, and during 1996 the Company has issued $3.8 million of these notes.

       Effective December 13, 1996, pursuant to Amendment No. 2 to the Amended and Restated Purchase Agreement, dated as of April 26, 1995, between the Company and ZHI, the Amended and Restated Note Exchange Agreement, dated as of April 26, 1995, between the Company and Trygg-Hansa, the Amended and Restated Securities Purchase Agreement, dated as of April 26, 1995, between ZHI and Trygg-Hansa, the Amended and Restated Standby Working Capital Credit Agreement, dated as of April 26, 1995, between the Company and ZHI, and the notes issued thereunder, such documents were amended to effectuate the original intent of the parties thereto to permit the issuance of up to an aggregate principal amount of $46,550,000 Series B Senior Working Capital Notes, which aggregate principal amount is equal to the aggregate amount of interest payments made by the Company with respect to the Public Indebtedness up to December 31, 1996. The proceeds of the Series B Senior Working Capital Notes, as so amended, were used by the Company to make required interest payments on the Public Indebtedness up to December 31, 1996.

       In addition, effective December 31, 1996, each of the Series A and Series B Senior Working Capital Notes, was amended to change the timing of the payment of interest. Prior to such amendment, interest was payable quarterly. However, according to the amended terms, interest shall not be due or payable until seven business days following the receipt by the Company of written demand from holders of these notes, or when the principal of the Series A and Series B Senior Working Capital Notes becomes due and payable. If interest is not paid within seven business days of such written demand, all interest accrued shall be deemed overdue and shall immediately become due and payable. If interest becomes overdue, the interest rate is adjusted upwards to the greater of (i) the rate of interest on the notes, plus 3% or (ii) the prime rate plus 3%. As of December 31, 1996, approximately $4 million of interest has been accrued but not paid on the Series A and Series B Senior Working Capital Notes. As a result of the amended terms, the interest is not overdue.

       Neither Centre Finance nor Zurich nor Trygg-Hansa has any obligations pursuant to the Recapitalization or otherwise to provide any capital or other financial support to the Company or its subsidiaries other than the limited amounts specifically provided for pursuant to the Recapitalization and related agreements. Centre Finance, Zurich and Trygg-Hansa have informed the Company that they do not intend to provide any financial support beyond such limited amounts as may be required pursuant to the Recapitalization.

       The sources of funds of the Company consist primarily of dividends from Home Insurance. Accordingly, the Company's ability to pay its obligations depends on the receipt of sufficient funds from Home Insurance. Home Insurance is subject to regulatory restrictions on the amount of dividends that must be paid as described above. The Company did not receive any common stock dividends from Home Insurance in 1996 and 1995. Based on the Company's most current cash flow projections, without dividends from Home Insurance, the Company is unlikely to be able to meet its cash flow needs during 1997.

       At December 31, 1996, the Company's outstanding corporate debt was $567 million and, at December 31, 1995, was $517 million. As part of the Recapitalization, Trygg-Hansa refinanced the sum of $178 million of indebtedness outstanding under the Credit Agreement ($170 million) and the Interest Deferral Agreement ($8 million). In exchange the Company issued $98 million of 12% Senior Subordinated Notes, at original issue discount ($303 million principal value) and $80 million of 8% Junior Subordinated Notes at original issue discount ($171 million principal value). See note 1 to the consolidated financial statements for further discussion. The principal repayments under the Public Indebtedness are $100 million in 1998 and $180 million in 2003, however the repayment of the 2003 Senior Notes have changed as a result of an exchange (see discussion below). The Company would need to fund the required principal payments for the Public Indebtedness through dividend income from Home Insurance.

       Pursuant to the Bondholder Agreement, in exchange for the consent by each Bondholder to the waivers and amendments to the indentures governing the Public Indebtedness necessary to consummate the Recapitalization, the Company completed an exchange offer on August 25, 1995, in which approximately $179 million principal value of the 2003 Senior Notes were exchanged for the New Notes, which provide for sinking fund payments (to be applied to the mandatory retirement of the New Notes) in installments of approximately $36 million each in year 1999 through 2003. All other terms and conditions of the New Notes are substantially the same as the 2003 Senior Notes. See note 1 to the consolidated financial statements.

       In March, 1997, Moody's lowered its rating of the Company's debt security to Ca from B3, and Standard and Poor's Corporation ("S&P") lowered its ratings to CC from B-.

       Home Insurance and Centre Reinsurance Dublin entered into the
Excess of Loss Reinsurance Agreement, dated as of June 12, 1995. Home Insurance is provided with an aggregate limit of $1.3 billion subject to certain adjustments, attaching at the point that Home Insurance has no remaining cash or assets readily convertible into cash to pay any of its obligations. Among such adjustments, in the event that Home Insurance pays any dividends to the Company prior to the third anniversary of the Closing to fund interest payments on the Public Indebtedness, the limit will be increased by the amount of such dividends plus interest thereon at the rate of 7.5% per annum, compounded, from the date such dividends were paid to the date the reinsurers commenced making payments under the Excess of Loss Reinsurance Agreement. See "Insurance Regulation - Dividend Restrictions". Also, up to $290 million of additional coverage provided by the Excess of Loss Reinsurance Agreement shall be linked to certain factors including dividend payments from Home Insurance to the Company funding principal payments on the Public Indebtedness and the New Notes (as defined in note 1 to the consolidated financial statements) as such debts become payable.

       Based on cash flow forecasts at December 31, 1996, the Company is projecting that the coverage limits of the Excess of Loss Reinsurance Agreement will be exhausted. Due to these projected future recoveries, loss reserves with a net present value of $787 million were recorded as of December 31, 1996 as a recoverable from the Excess of Loss Reinsurance Agreement, including an additional $372 million during 1996. The increase resulted primarily from changes to cash flow projections which now forecast that the cover will be exhausted, and changes in the net present value of the receivable based on current projections of amounts and timing of cash inflows and outflows.

       Beginning June 1996, Home Insurance is withholding rent and tax payments to its Landlord. Amounts withheld for rent of approximately $3 million per month, are being accrued pending resolution of litigation. Home Insurance was required to deposit in escrow with a court appointed receiver approximately $10.7 million. See note 14 to the consolidated financial statements for further discussion.

       Home Insurance is involved in a dispute with NCCI. Home Insurance is a participant in the Pool, and, as of December 31, 1996, Home Insurance is carrying undiscounted loss reserves of approximately $261 million allocated to the Pool. Home Insurance has refused to pay the NCCI's three most recent quarterly invoices totaling approximately $28 million. See note 14 to the consolidated financial statements for further discussion.

Home Insurance

       Following the closing of the Recapitalization, Home Insurance has generally ceased accepting business except as required by regulation or contractual obligations. As a result, payment of future claims and operating expenses would be met by primarily earning investment income, collection of premiums receivable and reinsurance receivables, collection of the Portfolio Swap Receivable and sale of assets. At December 31, 1996, the Portfolio Swap Receivable of $1,243 million was available to provide for any foreseeable immediate cash requirements.

       On March 3, 1997, Home Insurance was placed under formal supervision by the Department. The Department states in its Order that this action was taken in response to Home Insurance's RBC report filed with the Department which indicates that a Mandatory Control Level Event has occurred. See "Risk Based Capital", for further discussion. The Order establishes that the Department will oversee and supervise Home Insurance for the purpose of continuing and intensifying an economic, actuarial and accounting review of the books, records and business affairs of Home Insurance so as to determine what future actions may be appropriate. The Order also provides that Home Insurance may not take certain actions without the prior approval of the Department, including, among other matters, payment of claims and other obligations within certain dollar limits, and changes in the terms and conditions of certain existing contracts and entering into of certain new contracts. See "Insurance Regulation".

       Cash used for insurance operating activities was $1,070 million in 1996 compared with $1,191 million in 1995 and $131 million in 1994. The net outflows in 1996 and 1995 were primarily due to paid losses and lower premium collections, resulting from the run-off of operations. The decrease in 1994 was primarily due to lower premium collections and increased payments under the Stop Loss Treaty.

       The Department gave Home Insurance permission to include in the 1996 Statutory Annual Statement a non-tabular discount which results from discounting all loss reserves, and allocated and unallocated loss adjustment expense reserves at 7%. Home Insurance has sufficient assets that will earn 7% to meet the expected stream of loss and loss adjustment expense payments. Home Insurance calculated that the non-tabular discount is $469 million. The non-tabular discount is not included in the Company's consolidated financial statements prepared under GAAP. Home Insurance's consolidated policyholders' surplus determined in accordance with statutory practices, and after reflecting the benefit of non-tabular discount, was $55 million. Statutory surplus at December 31, 1995 was $230 million. The decline is attributable primarily to the net loss in 1996. Home Insurance reported a consolidated statutory net loss of $685 million in 1996, $272 million in 1995 and $204 million in 1994. The 1996 net loss reflects loss and loss adjustment expense reserve bulk additions of $662 million, lower earned premiums and expenses incurred in managing the run-off of its operations.

       The Company's loss reserves are determined through a process of estimation which is necessarily imperfect, and involves an evaluation of a large number of variables. Therefore, there can be no assurance that the ultimate liability will not exceed amounts reserved. However, on the basis of (i) current legal interpretations, and political, economic and social conditions, (ii) Home Insurance's internal procedures, which analyze Home Insurance's experience with similar cases and historical trends, such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, and (iii) management's judgments of the relevant factors regarding reserve requirements for claims relating to Asbestos/ Pollution Policies, management believes that adequate provision has been made for Home Insurance's loss reserves. See note 3 to the consolidated financial statements for further discussion.

       The Department also continues to direct a consulting actuarial firm to perform a review of Home Insurance's loss reserves, and has retained a second actuarial firm to perform a peer review of the findings. Such reviews are expected to be completed during the second quarter of 1997. Management cannot predict whether reserve estimates to be prepared by these consultants will change the Department's view of the level of regulatory intervention required for Home Insurance.

Risk-Based Capital

       In order to enhance the regulation of insurer solvency, on December 5, 1993 the NAIC approved a formula and model law to implement RBC requirements for property and casualty insurance companies, which are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss development and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) declines in asset values arising from investment risks. Pursuant to the model law, insurers having less statutory surplus than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

       Home Insurance, which had received a waiver from the Department relating to calculation of RBC in 1995, was required to perform this calculation in 1996. This calculation indicated that a Mandatory Control Level Event had occurred since Home Insurance's total adjusted capital was negative $227 million, which was less than its mandatory control level RBC of $228 million. The adjusted capital is a calculated amount per the RBC formula, derived by deducting 60% of non-tabular discount from statutory surplus (see note 4 to the consolidated financial statements). The Department has informed Home Insurance that it is exercising its rights under New Hampshire law to expand its supervision of Home Insurance's run-off based on this Mandatory Control Level Event. In this regard the Department issued the Order to increase the Department's oversight of Home Insurance. See "Insurance Regulation" for further discussion.

Sterling Forest

       On May 15, 1996 an agreement in principle was announced for the sale of a substantial part of Sterling Forest lands for public parkland. A letter of intent between Sterling Forest, as seller, and Trust for Public Land and Open Space Institute, as purchaser, was later signed and a formal contract was signed on February 18, 1997. Under the terms of the agreement, more than 15,000 acres will be acquired as parkland, at a total acquisition cost of $55 million, and Sterling Forest will continue to own approximately 2,200 acres of land and existing improvements, for future development. There is no accounting recognition of the sale in the financial statements until the transaction is consummated. However, no material impact on net income is anticipated upon consummation.

Securities Broker-Dealer

       Securities broker-dealer debt of $246 million and $304 million at December 31, 1996 and 1995, respectively, consists principally of loans from banks which are payable on demand. See note 10 to the consolidated financial statements.

       Securities broker-dealer liquid assets of $1,677 million and $1,389 million at December 31, 1996 and 1995, respectively, consisted of cash, marketable securities, receivables from brokers and dealers and securities purchased under agreements to resell. Another major component of assets is receivables from customers, primarily consisting of margin debt, which are collateralized by customers' securities. Receivables from customers were $982 million and $979 million at December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, securities broker-dealer total assets were $2,831 million and $2,553 million, respectively, and were financed by equity capital, subordinated borrowing, term notes, short-term borrowing, customers' interest-bearing and non-interest-bearing free credit balances and other payables.

       Certain minimum amounts of capital must be maintained by securities broker-dealer subsidiaries to satisfy the requirements of the Uniform Net Capital Rule (Rule 15c3-1) of the Commission and the capital rules of other regulatory authorities. At December 31, 1996, Gruntal & Co.'s net capital, as defined by the Commission and other regulatory authorities, was approximately $125 million, which was $104 million in excess of the aggregate minimum required.

       On February 24, 1997, Gruntal, and The 1880 Group LLC entered into the Reorganization Agreement, under which Gruntal will be restructured as a limited liability company, Gruntal Financial, and partially transferred to a management group led by Gruntal officers. Home Insurance will be the sole owner of Gruntal after the consummation of the Reorganization. The Reorganization involves the issuance of several classes of securities to Gruntal and The 1880 Group, including preferred securities, in an aggregate nominal amount of approximately $235 million as follows: (i) Gruntal Financial will issue to Gruntal, the direct wholly-owned subsidiary of Home Insurance, securities called Preferred A Interests in a nominal amount of $155.5 million and securities called Preferred B Interests in a nominal amount of $70 million; and (ii) Gruntal Financial will issue to The 1880 Group securities called Preferred C Interests in an approximate nominal amount of $9 million. As a result of the Reorganization, Gruntal will own 40% of the common interest of Gruntal Financial and The 1880 Group will own 60% of the common interest of Gruntal Financial. In connection with the issuance of certain preferred securities to Gruntal, Home Insurance and Centre Reinsurance Dublin will enter into a swap agreement intended to ensure that Home Insurance's investment in Gruntal Financial yields at least $155.5 million plus a 7.5% per annum rate of return thereon, subject to certain modifications with respect to certain distributions and sales proceeds of the common and preferred interests of Gruntal Financial. The closing of the Reorganization occurred on March 28, 1997, and did not result in a gain or loss to the Company. See note 15 to the consolidated financial statements for further discussion.



ITEM 8.    FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


       1.  Index to Financial Statements

                                                                                          PAGE

           Home Holdings Inc. and Subsidiaries
           Independent Auditors' Report                                                    50
           Consolidated Statements of Income for the years ended
                December 31, 1996, 1995 and 1994                                           52
           Consolidated Balance Sheets at December 31, 1996 and 1995                       53
           Consolidated Statements of Stockholders' Deficiency
                for the years ended December 31, 1996, 1995 and 1994                       54
           Consolidated Statements of Cash Flows
                for the years ended December 31, 1996, 1995 and 1994                       55
           Notes to Consolidated Financial Statements                                      56


       2.  Index to Financial Statement Schedules

           Schedule I      -   Summary of Investments of Insurance Companies -
                               Other than Investments in Related Parties                   91

           Schedule II     -   Condensed Financial Information of Registrant               92

           Schedule III    -   Supplementary Insurance Information                         94

           Schedule IV     -   Reinsurance                                                 96

           Schedule V      -   Supplemental Information Concerning Consolidated
                               Property and Casualty Insurance Operations                  97


INDEPENDENT AUDITORS' REPORT

----------------------------------------------------------------------------

The Board of Directors and Stockholders
Home Holdings Inc.:

We have audited the consolidated financial statements of Home Holdings Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home Holdings Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying 1996 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net stockholders' deficiency. In addition, based on the Company's most current cash flow projections, without dividends from The Home Insurance Company (Home Insurance), the Company is unlikely to meet its cash flow needs during 1997. Home Insurance cannot pay any dividends without prior approval of The State of New Hampshire Insurance Department (Department). At December 31, 1996, these circumstances raise substantial doubt about the entity's ability to continue as a going concern. The 1996 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 3, 1997, the Company's principal subsidiary, Home Insurance, a New Hampshire-domiciled property and casualty insurer was placed under formal supervision by the Department. The Department's Order of Supervision (Order) establishes that the Department will oversee and supervise Home Insurance for the purpose of continuing and intensifying an economic, actuarial and accounting review of the books, records and business affairs of Home Insurance so as to determine what future actions may be appropriate. The Order also provides that Home Insurance may not take certain actions without the prior approval of the Department.

As described more fully in Note 4 to the consolidated financial statements, Home Insurance follows a permitted accounting practice in its statutory financial statements as filed with the Department which has a material positive impact on statutory surplus. Non-tabular loss and loss adjustment expense reserves are reported at their present value discounted at 7.0% for the time value of money resulting in a reduction of such reserves in the statutory financial statements and a corresponding increase in reported statutory surplus of $469 million.

In our opinion, because the amount and timing of ultimate loss payments are subject to substantial uncertainty, the Company does not meet the prescribed statutory criteria required to account for its loss reserves on a discounted basis. However, the Company requested permission to follow this practice in its 1996 statutory financial statements filed with the Department and such permission was granted.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Amounts included therein for non-tabular loss and loss adjustment expense reserves have not been discounted for the time value of money as described above.

Because of the significance of the uncertainty discussed in the fourth paragraph, we are unable to express, and we do not express, an opinion on the accompanying 1996 consolidated financial statements. Also we are unable to express, and we do not express, an opinion on the related financial statement schedules.

As discussed in Note 12 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994.

KPMG Peat Marwick LLP
New York, New York
March 27, 1997



CONSOLIDATED STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------------
Home Holdings Inc. and Subsidiaries

                                                                     Year ended December 31,
($ millions, except per share information)                   1996              1995            1994
                                                             ----              ----            ----

REVENUES

Net earned premiums (note 3)                            $     116         $     914         $  1,653
Insurance net investment income (note 6)                      146               219              225
Insurance realized capital gains (losses) (note 6)              9              (225)              16
Securities broker-dealer operations                           442               463              323
                                                        ---------         ---------         --------
       Total revenues                                         713             1,371            2,217
                                                        ---------         ---------         --------

OPERATING EXPENSES

Losses and loss adjustment expenses (notes 3 and 7)           588             1,764            1,572
Policy acquisition and other insurance expenses               120               430              449
Securities broker-dealer operations                           417               430              313
Goodwill writeoff and amortization                              -                 -              211
Corporate interest expense                                     49                46               38
Other expenses                                                  -                24                8
                                                        ---------         ---------         --------
       Total expenses                                       1,174             2,694            2,591
                                                        ---------         ---------         --------
       Loss before income taxes
         and accounting change                               (461)           (1,323)            (374)
Income tax expense (note 8)                                    (7)               (3)              (7)
                                                        ---------         ---------         --------

       Loss before accounting change                         (468)           (1,326)            (381)
Cumulative effect of accounting change (note 12)                -                 -               (4)
                                                        ---------         ---------         --------
       NET LOSS                                         $    (468)        $  (1,326)        $   (385)
                                                        =========         =========         ========

Net loss attributable to common
   stockholders                                              N.M.              N.M.         $   (385)
                                                                                            ========

LOSS PER SHARE

Loss before accounting change                                N.M.              N.M.         $ (10.95)
Accounting change                                            N.M.              N.M.            (0.11)
                                                                                            --------
       NET LOSS                                              N.M.              N.M.         $ (11.06)
                                                                                            ========

--------------------------------
N.M. - Not Meaningful.
See accompanying notes to consolidated financial statements.




CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------
Home Holdings Inc. and Subsidiaries


                                                                              December 31,
($ millions)                                                              1996             1995
                                                                          ----             ----

ASSETS

Insurance investments at fair value (note 6):

Portfolio Swap receivable                                              $   1,243      $    2,130
Fixed maturities available for sale (cost $26 and $33)                        28              33
Equity securities (cost $17 and $24)                                          21              24
Short-term investments                                                         -               2
                                                                       ---------      ----------
       Total insurance investments                                         1,292           2,189
Cash                                                                          36              34
Premiums receivable                                                          290             384
Funds held by affiliate (note 3)                                             248             265
Reinsurance receivables (notes 3, 7 and 11)                                2,765           2,383
Securities broker-dealer investments                                         392             539
Receivables from brokers, dealers and customers                            2,258           1,896
Other assets                                                                 312             313
                                                                       ---------      ----------
       Total assets                                                    $   7,593      $    8,003
                                                                       =========      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities:

Unpaid losses and loss adjustment expenses (note 3)                    $   5,687      $    5,814
Unearned premiums                                                              9             141
Payables to brokers, dealers and customers                                 2,060           1,621
Securities of broker-dealer sold under agreements to
  repurchase                                                                   -             131
Debt of securities broker-dealer (note 10)                                   246             304
Corporate debt (note 5)                                                      567             517
Other liabilities                                                            563             552
                                                                       ---------      ----------
       Total liabilities                                                   9,132           9,080
                                                                       ---------      ----------

Litigation and contingencies (note 14)

Stockholders' Deficiency (note 4):
Series A preferred stock $.01 par value;
   170 shares authorized, issued and outstanding                               -               -
Common stock, Series A, $.01 par value; 40,000,000 shares
   authorized; 14,114,500 shares outstanding in 1996 and 1995                  -               -
Series B convertible stock, $.01 par value; 15,000,000 shares
   authorized; 11,425,177 shares outstanding in 1996 and 1995                  -               -
Paid-in capital                                                              777             777
Deficit                                                                   (2,320)         (1,852)
Unrealized gains on insurance investments                                      6               -
Unrealized currency translation adjustments                                   (2)             (2)
                                                                       ---------      ----------
       Total stockholders' deficiency                                     (1,539)         (1,077)
                                                                       ---------      ----------

       Total liabilities and stockholders' deficiency                  $   7,593      $    8,003
                                                                       =========      ==========

---------------------------
See accompanying notes to consolidated financial statements.





CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

----------------------------------------------------------------------------------------------------------------
Home Holdings Inc. and Subsidiaries

                                                                         Unrealized
                                  Preferred                                  Gains      Unrealized
                                       and                              (Losses) on        Currency
                                    Common    Paid-in     Retained        Insurance     Translation
($ millions)                         Stock    Capital      Deficit      Investments     Adjustments      Total
                                  ------------------------------------------------------------------------------

December 31, 1993                   $    -     $  780     $   (141)         $    60           $  (1)   $    698
Net loss                                                      (385)                                        (385)
Purchase of common stock                           (1)                                                       (1)
Change in unrealized
   gains/losses                                                                (264)                       (264)
                                  ------------------------------------------------------------------------------
     December 31, 1994                   -        779         (526)            (204)             (1)         48
                                  ------------------------------------------------------------------------------
Net loss                                                    (1,326)                                      (1,326)
Issuance of preferred stock                        98                                                        98
Purchase of common stock                          (92)                                                      (92)
Transaction expenses                               (8)                                                       (8)
Change in unrealized gains/losses                                               204                         204
Unrealized currency
   translation adjustments                                                                       (1)         (1)
                                  ------------------------------------------------------------------------------

     December 31, 1995                            777       (1,852)               -              (2)     (1,077)
                                  ------------------------------------------------------------------------------
Net loss                                                      (468)                                        (468)
Change in unrealized
   gains/losses                          -          -            -                6                -          6
                                  ------------------------------------------------------------------------------
     DECEMBER 31, 1996              $    -     $  777     $ (2,320)         $     6           $  (2)   $ (1,539)
                                  ==============================================================================

-----------------------
See accompanying notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------
Home Holdings Inc. and Subsidiaries


                                                                                Year ended December 31,
($ millions)                                                                1996           1995           1994
                                                                            ----           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $   (468)       $(1,326)         $ (385)
Adjustments to reconcile net loss
   to net cash used for operating activities:
Cumulative effect of accounting change                                         -              -               4
Insurance realized capital (gains) losses                                     (9)           225             (16)
Goodwill writeoff and amortization                                             -              -             211
Unpaid losses and loss adjustment expenses                                  (127)           241              77
Premiums and reinsurance receivables                                        (288)           347              32
Funds held by affiliate                                                       17           (265)              -
Unearned premiums                                                           (132)          (663)           (131)
Broker-dealer investments and receivables,
  net of payables                                                            175           (161)            114
Prepaid reinsurance premiums                                                  23            111               -
Other                                                                        (86)           139              16
                                                                         --------       -------          ------

       Net cash used for operating activities                               (895)        (1,352)            (78)
                                                                         --------       -------          ------

CASH FLOWS FROM INVESTING ACTIVITIES

Portfolio Swap receivable, representing
   change in balance originating from
   non-cash deemed sales                                                     887          1,145               -
Sales of fixed maturities                                                      4              6             327
Redemptions and calls of fixed maturities                                      -              -             361
Sales of equity securities                                                    21              2              29
Purchases of fixed maturities                                                  -              -            (513)
Purchases of equity securities                                                 -              -             (36)
Short-term investments, net                                                    2              -              93
Other                                                                         (9)            (1)            (33)
                                                                         --------       -------          ------
       Net cash provided by investing activities                             905          1,152             228
                                                                         --------       -------          ------
CASH FLOWS FROM FINANCING ACTIVITIES

Preferred stock issuance                                                       -             98               -
Stock repurchase                                                               -            (92)             (1)
Increase in corporate debt                                                    50            240               -
Decrease in corporate debt                                                     -           (170)           (103)
Increase (decrease) in debt of securities broker-dealer                      (58)            26             (17)
Other                                                                          -            (12)              1
                                                                         --------       -------          ------
       Net cash provided by (used for) financing activities                   (8)            90            (120)
                                                                         --------       -------          ------

       Net increase (decrease) in cash                                         2           (110)             30
Cash at beginning of year                                                     34            144             114
                                                                         --------       -------          ------
       CASH AT END OF YEAR                                               $    36        $    34          $  144
                                                                         ========       =======          ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Corporate interest paid                                                  $    23        $    25          $   41
Securities broker-dealer interest paid                                        85             79              58
Income taxes paid                                                              2             10               7
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Deemed sales of securities underlying Portfolio Swap                     $     -        $ 3,275          $    -

-------------------------
See accompanying notes to consolidated financial statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------
Home Holdings Inc. and Subsidiaries

1. GENERAL

       Home Holdings Inc., a Delaware corporation (the "Company"), is a holding company for its wholly-owned subsidiaries, The Home Insurance Company, a New Hampshire corporation, and its insurance subsidiaries ("Home Insurance"). Home Insurance generally ceased writing new or renewal insurance on June 12, 1995 in connection with a recapitalization agreement described below. Home Insurance also owns Gruntal Financial Corp. ("Gruntal"), a securities brokerage business, and Sterling Forest Corporation ("Sterling Forest"), a property development business. See note 15 for further discussion.

(a)    ORDER OF SUPERVISION

       On March 3, 1997, Home Insurance was placed under formal supervision by the New Hampshire Insurance Department (the "Department"). The Department states in its Order of Supervision (the "Order") that this action was taken in response to Home Insurance's Risk-Based Capital ("RBC") report filed with the Department which indicates that a mandatory control level event has occurred within the meaning of New Hampshire Revised Statutes of Annotated 404-F:6 (a "Mandatory Control Level Event"). See note 4 for further discussion of RBC. The Order establishes that the Department will oversee and supervise Home Insurance for the purpose of continuing and intensifying an economic, actuarial and accounting review of the books, records and business affairs of Home Insurance so as to determine what future actions may be appropriate. The Order provides that Home Insurance may not take certain actions without the prior approval of the Department, including, but not limited to:

       i) Make any single claim payment in excess of $1 million except under conditions specified therein.
       ii) Make any payment to creditors or other persons in excess of $500,000, except as set forth in clause (i) above.
       iii) Make any single payment to cedents or reinsurers (a) in excess of $250,000 or (b) out of the ordinary course of business, or any commutation of any amount with any cedents or reinsurers.
       iv)   Release any obligation or collateral in excess of $500,000.
       v) Materially change the terms of any contracts or enter into any new contracts in excess of $500,000.
       vi) Engage in any transactions with the Company, REM, ZHI, Zurich or Trygg-Hansa or any subsidiaries, other affiliates or agents of such entities.

       In addition, without limiting the general authority of the Department as set forth above, the Department shall have the final authority to approve, disapprove or control (including the power to direct) the following:

       i) The initiation, settlement or withdrawal of any action, dispute, arbitration, litigation, or proceeding of any kind involving Home Insurance other than in the ordinary course of business.

       ii) The location and material terms of all banking, investment, trust, deposit and custodial accounts for assets of Home Insurance, including but not limited to reserves.

(B)    RECAPITALIZATION

       The Company entered into a recapitalization agreement, as amended, (the "Recapitalization Agreement" or the "Recapitalization") dated as of February 9, 1995, with Trygg-Hansa AB, a corporation organized under the laws of Sweden ("Trygg-Hansa"), Zurich Insurance Company, a corporation organized under the laws of Switzerland ("Zurich"), Zurich Centre Investments Limited, a corporation organized under the laws of Bermuda ("ZCI"), Insurance Partners Advisors, L.P., a Delaware limited partnership ("IP") and ZCI Investments Limited (now known as Zurich Home Investments Limited), a corporation organized under the laws of Bermuda ("ZHI") (Zurich, ZCI, IP and ZHI are collectively referred to herein as the "Investor Group"). The Closing under the Recapitalization Agreement took place on June 12, 1995 (the "Closing").

       Following the Closing, Home Insurance has generally ceased writing new or renewal insurance or reinsurance business, except for limited risks that it is obligated to continue writing for an interim period. Zurich and its affiliates have been afforded rights of access and cooperation assisting them in assessing the existing business of Home Insurance and the business and assets of the Company and its subsidiaries are being managed by affiliates of Zurich.

       The transactions consummated under the Recapitalization Agreement have the effect of Trygg-Hansa and the Investor Group owning virtually the entire equity interest in the Company. The primary transactions constituting the Recapitalization were as follows:

o The Company issued to Trygg-Hansa (a) $98 million aggregate principal amount of the Company's 12% Senior Subordinated Notes due December 31, 2004 (the "Senior Subordinated Notes") and (b) $80 million aggregate principal amount of the Company's 8% Junior Subordinated Notes due December 31, 2004 (the "Junior Subordinated Notes") in exchange for all notes and other obligations of the Company outstanding under the Credit Agreement, dated as of November 20, 1991, as amended, between the Company and Trygg-Hansa (the "Credit Agreement") and in exchange for the aggregate principal amount of the notes and all other obligations of the Company outstanding under the Interest Deferral Agreement (the "Interest Deferral Agreement"), dated as of February 9, 1995, by and between the Company and Trygg-Hansa, representing interest deferred on the Credit Agreement Notes from February 9, 1995 to June 12, 1995. See note 5 for further discussion.

o ZHI purchased, at a purchase price equal to the aggregate liquidation preference of $98 million, 170 shares of the Company's Series A Preferred Stock, par value $.01 per share (the "Preferred Stock"), to fund the Equity Repurchase Transaction (as defined below) and to pay non-capitalized expenses associated with the Recapitalization.

o      Trygg-Hansa sold to ZHI (a) 800,000 shares of the Company's
       Series A Common Stock and 333,333 shares of the Series B Common Stock for a purchase price of $7.50 per share, and (b) 8 year warrants, for an aggregate purchase price of $124,000; Trygg-Hansa sold to Centre Finance Dublin ("Centre Finance"), an affiliate of Zurich, $98 million principal amount of Senior Subordinated Notes of the Company held by Trygg-Hansa and $12 million principal amount of Junior Subordinated Notes of the Company held by Trygg-Hansa for $1 million in cash plus the right to receive a contingent payment; and Trygg-Hansa exchanged with ZHI $35 million principal amount of Junior Subordinated Notes for 6/17ths (i.e. 60 shares) of the number of shares of Preferred Stock.

o The Company consummated a repurchase transaction (the "Equity Repurchase Transaction") pursuant to which participating holders of the Series A Common Stock (other than Centre Re (Bermuda), Centre Reinsurance Limited, International Insurance Investors, L.P. ("III") and Trygg-Hansa) received $10.00 (net) per share of Series A Common Stock in cash plus a payment of $.20 per share in settlement of certain litigation related to the Recapitalization.

o To fund additional cash requirements incurred in connection with the Equity Repurchase Transaction, the Recapitalization and other extraordinary needs, Centre Finance and ZCI purchased, in 1995, $15 million principal amount of the Company's 12% Senior Subordinated Working Capital Notes due December 31, 2004 and $12 million principal amount of the Company's 7% Series A Senior Working Capital Notes, pursuant to the Standby Working Capital Credit Agreement, dated as of April 26, 1995, by and between the Company and ZHI. In February 1996, the Company, ZHI and Trygg-Hansa agreed that the Company may issue, and ZHI may purchase, additional Series A Senior Working Capital Notes having an aggregate principal amount of $4 million, and the Company issued $3.8 million of these additional notes during 1996.

o ZCI issued a commitment to extend a line of credit of up to $30 million to Sterling Forest to fund the commercial and residential development of land owned by Sterling Forest. Sterling Forest borrowed $7.5 million as of December 31, 1996, bearing interest at a rate of 10% per annum.

o As of April 7, 1995, ZHI, ZCI, and certain of the holders of the Company's 7% Senior Notes due 1998 and 77/8% Senior Notes due 2003 (collectively, the "Senior Notes") entered into an agreement (the "Bondholder Agreement") pursuant to which each such Bondholder delivered to the trustee under the Indentures governing the Senior Notes on April 18, 1995, a Waiver, Consent and Release consenting to waivers and amendments to the Indentures necessary to consummate the Recapitalization. Also pursuant to the Bondholder Agreement, on August 25, 1995, the Company completed an exchange offer in which approximately $179 million principal value of the 77/8% Senior Notes due 2003 were exchanged for the Company's 77/8% Senior Sinking Fund Notes due December 15, 2003 (the "New Notes") which provide for a sinking fund payment (to be applied to the mandatory retirement of the New Notes) in installments of approximately $36 million each in years 1999 through 2003. The Senior Notes and the New Notes are collectively referred to as the public indebtedness (the "Public Indebtedness"). See note 5.

o As part of a services agreement between the Company, Home Insurance and Risk Enterprise Management Limited ("REM"), an indirect subsidiary of Zurich, the assets and liabilities associated with the Company and insurance policies written by Home Insurance are maintained by the Company and Home Insurance, respectively, and managed by REM. REM manages the administrative operations of Home Insurance, including the claims associated with all of Home Insurance's policyholders, and will defer all fees, in excess of actual costs, payable by Home Insurance for the first five years. During 1995, REM leased substantially all of its employees from Home Insurance to perform these services and effective January 1, 1996, Home Insurance employees became REM employees. The Services Agreement was amended on March 4, 1997, to accommodate the terms of the Order. This amendment includes, among other provisions, provisions related to the Department's right of prior approval with respect to certain transactions involving Home Insurance. The Company had accrued $17 million of fees payable to REM as of December 31, 1995. This liability is no longer accrued and is included as part of a contingent liability as of December 31, 1996. See note 14.

o      Zurich Investment Management Inc. ("ZIM") a subsidiary of Zurich,

       was appointed by Centre Investment Services Limited to manage the cash and invested assets of the Company and Home Insurance pursuant to an investment management agreement, which was amended to add ZIM as an additional party.

o The Company and Home Insurance entered into the Portfolio Value Swap Agreements (the "Swap") with Centre Reinsurance International Company which subsequently novated the contracts to Centre
       Reinsurance Dublin. Centre Reinsurance Dublin will hereinafter be referred to as the party to the Swap. See note 6.

o Home Insurance purchased an Aggregate Excess of Loss Reinsurance Agreement (the "Excess of Loss Reinsurance Agreement") from Centre Reinsurance International Company, which subsequently novated the contract to Centre Reinsurance Dublin and commuted or assigned its right to receive payments under the existing stop loss treaty dated January 1, 1991 (the "Stop Loss Treaty"). Centre Reinsurance Dublin will hereinafter be referred to as the party to the Excess of Loss Reinsurance Agreement. See note 7.

2.     SIGNIFICANT ACCOUNTING POLICIES

(a)    BASIS OF PRESENTATION

       The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP") which assumes that the Company will continue as a going concern. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

(b)    PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its subsidiaries, principally Home Insurance. All material intercompany accounts and transactions have been eliminated.

(c)    INSURANCE OPERATIONS

Premium revenues

       Premiums are generally recognized as earned on a pro rata basis over the contract period. Revenues include estimates of premiums for policies with audit or retrospectively-rated features. The liability for unearned premiums represents the portion of premiums written relating to the unexpired terms of coverage.

Portfolio Swap Receivable

       The Company has reclassified its insurance investments including fixed maturities, equity securities and short-term investments underlying the Swap, as a balance receivable from Centre Reinsurance Dublin
("Portfolio Swap Receivable"). See note 6. The Swap is designed to transfer control and market risk of the portfolio to Centre Reinsurance Dublin for a fixed return of 7.5%.

Investments

       Insurance investments not underlying the Swap include fixed maturities, which consist primarily of mortgage loans and bonds, and are designated as available for sale and are carried at fair value. Investments designated as available for sale are managed based upon changes in market conditions and therefore will not necessarily be held to maturity. Short-term investments are carried at cost which approximates fair value. Equity securities, which consist primarily of limited partnerships, are carried at fair value. Net unrealized gains or losses on equity securities and net unrealized gains or losses on invest-ments available for sale are shown as a separate component of stockholders' equity, net of related deferred income taxes, if appropriate, and are included in the determination of net income only upon sale. Investments determined to have an other than temporary decline in fair value are written down to net realizable value through charges to earnings. An identified certificate basis is used to determine the cost of investments sold.

       Fair values are based on quoted market price, if available. If a quoted market price is not available, fair value is determined by using quoted market prices on similar securities.

Reinsurance

       Reinsurance receivables other than the recoverable from the Excess of Loss Reinsurance Agreement, represent estimates of the amount that will be recovered from reinsurers on both paid and unpaid losses and loss adjustment expenses, determined in a manner consistent with the liabilities associated with the reinsured policies. The recoverable from the Excess of Loss Reinsurance Agreement is calculated based on the present value of the Company's projected future cash flows. (See note 7)

       Earned premiums and losses and loss adjustment expenses are net of ceded reinsurance.

Unpaid losses and loss adjustment expenses

       Unpaid losses are determined using case and case development estimates for reported claims and estimates based on experience and expected loss development for unreported claims. Unpaid loss adjustment expenses are estimated based on experience and expected future emergence. The liability for unpaid losses and loss adjustment expenses excludes ceded reserves included within reinsurance receivable and is net of salvage and subrogation recoverable and discounts on workers' compensation pension liabilities at a rate of 7.5% which represents the risk free rate. At December 31, 1996 and 1995, unpaid loss and loss adjustment expenses were net of discount of $134 million and $184 million, respectively, relating to all workers' compensation pension liabilities. The process of estimating loss reserves is necessarily imperfect and involves an evaluation of several variables such as claim frequency and severity as well as social and economic conditions. Consequently, there can be no assurance that the ultimate liability will not exceed amounts reserved.

       Change in estimates of unpaid losses and loss adjustment expenses flow through current year operations. Home Insurance records charges assessed by involuntary pools and related accruals as part of loss reserves assuming that the amounts reported are adequate.

Deferred policy acquisition costs

       Policy acquisition costs, consisting of commissions, premium taxes and certain underwriting expenses, are deferred and amortized ratably over the terms of the related policies. The method followed in computing deferred policy acquisition costs limits the amount of such costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, losses, loss adjustment expenses and certain other costs expected to be incurred as the premium is earned. Amortization of deferred policy acquisition costs was $32 million in 1996, $118 million in 1995 and $124 million in 1994.

Interest rate swap agreements

       In October 1994, the Financial Accounting Standards Board ("FASB") issued SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS No. 119 is effective for financial statements issued for fiscal years ending after December 15, 1994. SFAS No. 119 applies to interest rate swap agreements entered into by the Company. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into interest rate swap agreements for purposes of converting variable interest rate exposure to a fixed rate and to match interest expense with interest income. Interest rate swap agreements are accounted for as a hedge of the obligation. Interest expense is recorded using the revised interest rate.

Application of accounting standards

       In March 1995, FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for financial statements with fiscal years beginning after December 15, 1995. Among other provisions, SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an entity should estimate the future cash flows expected to result from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets and identifiable intangibles expected to be held and used should be based on the fair value of the asset. The Company has determined that this pronouncement does not have any impact on the financial condition and results of operations.

(d)    SECURITIES BROKER-DEALER OPERATIONS

       Customer securities transactions of Gruntal are recorded as of the settlement date, which is generally three business days after the trade date, while commission revenues and related expenses are recorded as of the trade date. Principal transactions are recorded as of the trade date. Receivables from and payables to brokers, dealers and customers represent balances in connection with normal securities transactions. Receivables from customers include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables and are not reflected in the consolidated financial statements.

       Substantially all investments of securities broker-dealer operations are carried at fair value. Realized and unrealized gains or losses and investment income on these securities are included in securities broker-dealer operations revenues.

       The securities broker-dealer is engaged in various securities trading and brokerage activities serving a diverse group of domestic and foreign corporations, governments, and institutional and individual investors. A substantial portion of securities broker-dealer operations transactions are collateralized and are executed with and on behalf of institutional investors, including other broker-dealers, commercial banks, insurance companies, pension plans, mutual funds and other financial institutions. The securities broker-dealer also extends credit to customers who pay a portion of the purchase price of securities acquired on margin. Securities broker-dealer operations' exposure to credit risk associated with the non-performance of these customers and broker-dealers in fulfilling their contractual obligations, pursuant to securities and commodities transactions, can be directly affected by volatile trading markets which may impair the customers' and broker-dealers' ability to satisfy their obligations to the securities broker-dealer. The securities broker-dealer proprietary trading activities are also subject to the risk of counterparty non-performance.

(e)    INCOME TAXES

       The Company and its domestic subsidiaries file a consolidated federal income tax return.

       Deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. Deferred tax assets are reduced by a valuation allowance, if it is more likely than not that some portion or all of the related tax benefits will not be realized.

(f)    FOREIGN CURRENCY TRANSLATION

       The accounts of foreign insurance operations are translated into U.S. dollars based on current exchange rates. Translation adjustments relating to City International Insurance Company Limited, a U.K.
subsidiary, are reflected as a separate component of stockholders' equity.

(g)    INCOME PER SHARE

       On June 12, 1995, the Company repurchased 9,234,701 shares of its Series A Common Stock. The repurchase had the effect of Trygg-Hansa and the Investor Group owning virtually the entire equity in the Company. As a result of the Equity Repurchase Transaction, it is not meaningful to display 1996 and 1995 per share data.

       Prior to 1995, loss per common share was based on the weighted average number of common shares outstanding. The weighted average number of shares of common stock outstanding were 34,803,000 for the year ended December 31, 1994. In 1994, per share amounts reflect an increase of common shares outstanding as a result of an initial public offering of shares of Series A Common Stock, par value $.01 per share, which was completed in December 1993.


3.     PREMIUMS AND LOSSES

       Premium and loss information for 1996, 1995 and 1994 follow:

($ millions)                          1996          1995           1994
                                      ----          ----           ----

WRITTEN PREMIUMS (a)
Direct                            $        6     $      (4)    $   1,866
Assumed                                   16           586           153
Ceded                                    (21)         (220)         (432)
                                  ----------     ---------     ----------
     Net                          $        1     $     362     $   1,587
                                  ==========     =========     =========

EARNED PREMIUMS (a)
Direct                            $       48     $     715     $   1,988
Assumed                                  113           530           164
Ceded                                    (45)         (331)         (499)
                                  ----------     ---------     ---------
     Net                          $      116     $     914     $   1,653
                                  ==========     =========     =========

LOSSES AND LOSS ADJUSTMENT
  EXPENSES
Direct                            $    1,202     $   1,732     $   2,104
Assumed                                  186           418           155
Ceded                                   (800)         (386)*        (687)
                                  ----------     ---------     ---------
     Net                          $      588     $   1,764     $   1,572
                                  ==========     =========     =========

* Includes a decrease to ceded losses and loss adjustment expenses of $189 million, related to the commutation and assignment of the Stop Loss Treaty. See note 7.

(a) In connection with the Recapitalization, on December 24, 1994, Zurich Insurance Company U.S. Branch ("Zurich American"), the Company and Trygg-Hansa entered into the Facultative Reinsurance Facility Agreement (the "Facility Agreement"). Pursuant to the Facility Agreement, Zurich American agreed to issue facultative reinsurance certificates and related cut-through endorsements with respect to policies issued by Home Insurance, if requested by Home Insurance and if such risks met Zurich American's underwriting criteria. On February 9, 1995, the Facility Agreement was amended to provide that existing or prospective insureds of Home Insurance that decline a Zurich American reinsurance certificate will be offered a Zurich American insurance policy with associated premiums and liabilities being assumed by Home Insurance through a 100% quota share reinsurance agreement.

       On June 12, 1995, the Facility Agreement was further amended to provide for settlements of balances after June 12, 1995 due between Home Insurance and Zurich American and to delete a provision for a 1% renewal premium payable by Zurich American with respect to direct policies issued by Zurich American under the Facility Agreement. The Facility Agreement terminated as of June 12, 1995.


     The effect of the Facility Agreement for the years ended December 31, 1996 and 1995 are as follows:

($ millions)                            1996                    1995
                                        ----                    ----

Written premiums:
Direct**                           $      (6)              $    (181)
Assumed                                    4                     521
Ceded                                     (8)                    (38)
                                   ---------               ---------
        Net                        $     (10)              $     302
                                   =========               =========

Earned premiums:
Direct**                           $      (6)              $    (181)
Assumed                                   88                     436
Ceded                                    (11)                    (34)
                                   ---------               ---------
        Net                        $      71               $     221
                                   =========               =========


** Negative direct premiums is due to policies cancelled and subsequently assumed.

Funds held by Affiliate

       Pursuant to the Facility Agreement, Zurich American is holding $248 million of funds on behalf of Home Insurance at December 31, 1996. The funds relate to the premiums assumed by Home Insurance under the Facility Agreement, and will be used to pay any future losses attributable to these premiums. Home Insurance has accrued $32 million of investment income on the funds held, calculated at a rate of 7.5% per annum. The funds held, including the accrued investment income, is shown as an asset on the Company's consolidated balance sheet.

UNPAID LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

       Unpaid, incurred and paid loss and loss adjustment expenses were as follows:

                                                                   1996                1995             1994
                                                                   ----                ----             ----
($ millions)

Unpaid losses and loss adjustment expenses, net
   at beginning of year                                         $   4,023           $   3,279       $   3,243
                                                                ---------           ---------       ---------
Incurred losses and loss adjustment expenses:
Provision for insured events of current year                          196                 851           1,349
Provision for insured events of prior years                           764                 927             223
                                                                ---------           ---------       ---------
       Total incurred loss and loss adjustment
         expenses                                                    960(a)            1,778(b)         1,572
                                                                ---------           ---------       ---------
Payments:
Attributable to insured events of current year                      (102)               (202)            (289)
Attributable to insured events of prior years                     (1,036)               (832)(b)       (1,247)
                                                                ---------           ---------       ---------
       Total payments                                             (1,138)             (1,034)          (1,536)
                                                                ---------           ---------       ---------
       Unpaid losses and loss adjustment expenses,
           net at end of year                                      3,845               4,023           3,279
Ceded unpaid losses and loss adjustment
       expenses at end of year                                    1,842(A)            1,791(b)          2,294
                                                                ---------           ---------       ---------
           Gross unpaid losses and loss adjustment
           expenses at end of year                              $ 5,687             $ 5,814         $   5,573
                                                                =========           =========       =========

---------------------
(a) In 1996, excludes $372 million of incurred losses and $787 million of ceded unpaid losses relating to the Excess of Loss Reinsurance Agreement. See note 7.

(b) Excludes reduction to ceded paid losses of $401 million and an increase to ceded unpaid losses of $415 million relating to the Excess of Loss Reinsurance Agreement.



       At December 31, 1996, the gross, ceded and net loss and loss adjustment expense reserves for policies which have been alleged to contain asbestos/pollution exposure ("Asbestos/Pollution Policies") amounted to $1,501 million, $682 million and $819 million, respectively. The table above includes $225 million of loss and loss adjustment expense reserve bulk additions for Asbestos/Pollution policies in 1996 and $440 million of bulk reserve additions in 1995. Bulk reserve strengthening of $565 million is included for years prior to 1995, including $75 million in 1994 for professional liability, and $290 million in the beginning reserves for 1994 which included $100 million for professional liability, $40 million for Asbestos/Pollution Policies, and $100 million for Commercial Casualty and $50 million for various products. The incurred losses and loss adjustment expenses for insured events of prior years included asbestos/pollution losses of $ 233 million, $549 million and $126 million in 1996, 1995 and 1994, respectively. The 1995 incurred losses and loss adjustment expenses for insured events of prior years also includes $189 million related to the commutation and assignment of the Stop Loss Treaty as discussed in note 7.

       The following tables set forth Home Insurance's loss and loss adjustment expense experience for Asbestos/Pollution Policies for each of the years in the three-year period ended December 31, 1996:


($ millions)                                                         1996             1995             1994
                                                                     ----             ----             ----

ASBESTOS AND TOXIC TORT EXPOSURES
Unpaid losses and loss adjustment
   expenses, net at beginning of year                             $     220         $      97        $       80
Incurred losses and loss adjustment expenses                             87               165                59
Payments                                                                (28)              (42)              (42)
                                                                  ---------         ---------        ----------
   Unpaid losses and loss adjustment
     expenses, net at end of year                                       279               220                97
Ceded unpaid losses and loss adjustment
     expenses at end of year                                            432               441               231
                                                                  ---------         ---------        ----------
       Gross unpaid losses and loss adjustment
            expenses at end of year                               $     711         $     661        $      328
                                                                  =========         =========        ==========

POLLUTION
Unpaid losses and loss adjustment
   expenses, net at beginning of year                             $     459         $     142        $      109
Incurred losses and loss adjustment expenses                            146               384                67
Payments                                                                (65)              (67)              (34)
                                                                  ---------         ---------        ----------
   Unpaid losses and loss adjustment
     expenses, net at end of year                                       540               459               142
Ceded unpaid losses and loss adjustment
     expenses at end of year                                            250               181                89
                                                                  ---------         ---------        ----------
       Gross unpaid losses and loss adjustment
            expenses at end of year                               $     790         $     640        $      231
                                                                  =========         =========        ==========

TOTAL
Unpaid losses and loss adjustment
   expenses, net at beginning of year                             $     679         $     239        $      189
Incurred losses and loss adjustment expenses                            233               549               126
Payments                                                                (93)             (109)              (76)
                                                                  ---------         ---------        ----------
   Unpaid losses and loss adjustment
     expenses, net at end of year                                       819               679               239
Ceded unpaid losses and loss adjustment
     expenses at end of year                                            682               622               320
                                                                  ---------         ---------        ----------
       Gross unpaid losses and loss adjustment
            expenses at end of year                               $   1,501         $   1,301        $      559
                                                                  =========         =========        ==========

       The Company's loss and loss adjustment expense payments for claims on Asbestos/Pollution Policies have not been material in relation to the Company's total losses and loss adjustment expense payments. Losses and loss adjustment expense payments relating to these claims were $93 million, $109 million and $76 million and total payments for all policy claims and related loss expenses were $1.1 billion in 1996, $1.0 billion in 1995 and $1.5 billion in 1994.

       As of December 31, 1996, Home Insurance had approximately 2,100 policies for which one or more claims were open relating to asbestos and pollution matters. Some policies have both asbestos and pollution claims open against them. As of the end of 1996, the Company has open approximately 900 asbestos claims and 3,300 pollution claims. The Company has provided claim count information in an effort to provide additional insight into the magnitude of the management effort required to deal with the case load in the areas of Asbestos/Pollution Policies. Claim counts for these exposures are not, however, subject to the same level of consistent definition that is common for other insured perils. A claim count for a Pollution Policy might involve a single waste site in a single year for which coverage is being sought under a single policy. Alternatively, a single claim count might involve a settlement covering many waste sites over many years and/or several policies in several layers of coverage per year. As a result, the interpretation of this data is complicated and the use of average values calculated on the basis of this data is likely to be misleading. The number of open asbestos claims has been fairly stable over the last five years. The number of pollution claims has also been fairly stable over the last four years. In addition, as of December 31, 1996, Home Insurance was involved in approximately 330 coverage disputes (where an action seeking a declaratory judgment had been filed, the resolution of which will require a judicial interpretation or compromise resolutions of an insurance policy) related to claims on Asbestos/Pollution Policies.

       About half of these claims involve primary policies issued by Home Insurance, and half involve Home Insurance excess policies issued during the late 1960's through early 1980's. The predominance of the expected dollar exposure relates to the excess policies. Policy limits on those excess policies range from $100,000 up to as much as $25 million, and may operate above self insured retentions or underlying insurance which may range from $25,000 to hundreds of millions of dollars. In addition to the claim counts and policy counts listed above, which relate to the Company's direct business, the Company has material exposure relating to its assumed reinsurance business, for which it has $111 million of net reserves included in the total above.

       While the Company has compared industrywide payment trends to its own payments for Asbestos/Pollution Policies, and has considered it appropriate at this time to review industry ratios of reserves to payments in establishing its own reserves, the Company views such "survival ratios" as temporary benchmarks of reserving levels which can be misleading and which over time must inevitably decline in importance, as legal issues are resolved, experience matures and actuarial models can be validated. Benchmarks based on premium market share or payments share necessarily depend on the consistency between companies of many variables including policy class and limits distribution, policy deductibles and underlying retentions, coverages and coverage exclusions and geographic mix. Survival ratios have an additional limitation in that a company which accelerates the disposal of its claims compared to its peers, and is thus retiring its ultimate liabilities faster, will appear to require a higher reserve. Following industry practice which became apparent only in 1995 with new statutory disclosure requirements, the Company has established somewhat lower survival ratios on its gross reserves than its net reserves.

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

       In 1995, REM, in its capacity as manager of Home Insurance's operations, established a single Environmental and Mass Tort Division, which includes a new team to merge financial, legal and environmental engineering expertise in negotiation with policyholders and reinsurers to find alternative resolutions to claims in the environmental and mass tort areas. Management believes that these organizational changes increase operational efficiency, while assuring that Home Insurance takes a unified and consistent approach to these claims. This division has also prepared an inventory of potential exposures for Asbestos/Pollution Policies, which Home Insurance has utilized to evaluate its use of industry benchmarks to establish reserves.

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


4.     STOCKHOLDERS' DEFICIENCY

       ($ millions)

       Paid-in capital at December 31, 1994                  $     779
       Impact of Recapitalization:
       Issuance of Preferred Stock                                  98
       Purchase of Series A Common Stock                           (92)
       Transaction costs                                            (8)
                                                             ---------
           Paid-in capital at December 31, 1995                    777
                                                             ---------
                                                                     -
                                                             ---------
           Paid-in capital at December 31, 1996              $     777
                                                             =========

       Number of Series A Common Shares outstanding:
       At December 31, 1994                                 23,349,201
       Purchase of Series A Common Stock                    (9,234,701)
                                                            ----------
           At December 31, 1995                             14,114,500
                                                            ----------
                                                                     -
           At December 31, 1996                             14,114,500
                                                            ==========


Recapitalization and Stock Repurchase

       In connection with the Recapitalization, ZHI purchased 170 shares of the Company's Preferred Stock, having an aggregate liquidation preference equal to $98 million to fund the Equity Repurchase Transaction. On June 12, 1995, the Company repurchased 9,234,701 shares of its Series A Common Stock for $10 in cash plus an additional payment of $.20 per share in settlement of certain litigation related to the Recapitalization. The repurchase has the effect of Trygg-Hansa and the Investor Group owning virtually the entire equity in the Company. As a result of the Equity Repurchase Transaction, it is not meaningful to display 1996 and 1995 per share data.

Dividend Restrictions and Liquidity

       The Company has not received common stock dividends from Home Insurance in 1996 and 1995.

       The Company was notified in 1995 by the Department that, in light of the Recapitalization, Home Insurance cannot pay any dividends without prior approval of the Department. If the Department rejects future dividends filings, the Company will be forced to raise cash through capital infusions, the issuance of additional debt, or the sale of assets in order to meet its current obligations; however there are no assurances that such sources will be available. Based on the Company's most current cash flow projections, without dividends from Home Insurance, the Company is not likely to meet its cash flow needs during 1997. Under the terms of the Recapitalization Agreement, Centre Finance has purchased approximately $46 million aggregate principal amount of the Company's 7% Series B Senior Working Capital Notes to fund interest payments occuring through December 1996 on the Public Indebtedness.

Statutory Surplus

       The accounting practices of insurance companies are prescribed or permitted by certain regulatory authorities. Certain of these practices differ from GAAP used in preparing the consolidated financial statements of the Company. The Department gave Home Insurance permission to include in the 1996 Statutory Annual Statement a non-tabular discount which results from discounting all loss reserves, and allocated and unallocated loss adjustment expense reserves at 7%. Home Insurance has sufficient assets that will earn 7% to meet the expected stream of loss and loss adjustment expense payments. Home Insurance calculated that the non-tabular discount is $469 million. The non-tabular discount is not included in the Company's consolidated financial statements prepared under GAAP. Home Insurance's consolidated policyholders' surplus determined in accordance with statutory practices, and after reflecting the benefit of non-tabular discount, was $55 million. The decline from the 1995 year end is attributable primarily to the net loss in 1996. Home Insurance reported a consolidated statutory net loss of $685 million in 1996, $272 million in 1995 and $204 million in 1994. The 1996 net loss reflected loss and loss adjustment expense reserve bulk additions of $662 million, lower earned premiums and expenses incurred in managing the run-off of its operations.

       On March 3, 1997, Home Insurance was placed under formal supervision by the Department. The Department states in its Order that this action was taken in response to Home Insurance's RBC report filed with the Department, as discussed below, which indicates that a Mandatory Control Level Event has occurred. The Order establishes that the Department will oversee and supervise Home Insurance for the purpose of continuing and intensifying an economic, actuarial and accounting review of the books, records and business affairs of Home Insurance so as to determine what future actions may be appropriate. The Order also provides that Home Insurance may not take certain actions without the prior approval of the Department, including, among other matters, payment of claims and other obligations within certain dollar limits, and changes in the terms and conditions of certain existing contracts and entering into of certain new contracts. See note 1.

       In connection with the Department's involvement in approving the Recapitalization, it had appointed in 1995, a representative to act as an on-site monitor for the Company's operations, with certain rights of access and cooperation from the Company and REM.

       The Company's loss reserves are determined through a process of estimation which is necessarily imperfect, and ultimate losses may exceed such estimates. See note 3 for further discussion. As the Company's statutory surplus levels have continued to decline since December 31, 1994, management can give no assurance that statutory surplus levels will be sufficient to absorb materially deficient estimates of loss and loss adjustment expenses reserves, if any. Management continues to believe that its provision for loss reserves is adequate.

       The Department also continues to direct a consulting actuarial firm to perform a review of Home Insurance's loss reserves, and has retained a second actuarial firm to perform a peer review of the findings. Such reviews are expected to be completed during the second quarter of 1997. Management cannot predict whether reserve estimates to be prepared by these consultants will change the Department's view of the level of regulatory intervention required for Home Insurance.

       Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators primarily to assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. IRIS helps to select those companies that merit highest priority in the allocation of the regulators' resources on the basis of eleven financial ratios which are calculated annually. The analytical phase is a review of annual statements and the financial ratios. The ratios and trends are valuable in pointing to companies likely to experience financial difficulties, but are not themselves indicative of adverse financial condition. The ratios and benchmark comparisons are mechanically produced and are not intended to replace the state insurance departments' own in-depth financial analyses or on-site examinations.

       An unusual range of ratio results has been established from studies of the ratios for companies that have become insolvent or have experienced financial difficulties. falling outside the usual range. In the analytical phase, all companies that receive four or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory attention. Subsequently, a more comprehensive review of the ratio results and an insurer's annual statement is performed to confirm that an insurer's situation in fact calls for increased and closer regulatory attention.

       In 1996, Home Insurance was outside the usual values of seven IRIS test ratios. Two of the failed ratios relate to loss reserves, one to change in writings, one to the two-year overall operating ratio, one to the change in surplus and one to the relationship of total liabilities to liquid assets and one to the relationship of agent's balances to surplus. Upon Closing of the Recapitalization, Home Insurance ceased underwriting insurance business, except as required by regulation or contractual obligation.

       In order to enhance the regulation of insurer solvency, on December 5, 1993 The National Association of Insurance Commissioners ("NAIC") approved a formula and model law to implement RBC requirements for property and casualty insurance companies, which are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss development and inadequate pricing;
(ii) declines in asset values arising from credit risk; and (iii) declines in asset values arising from investment risks. Pursuant to the model law, insurers having less statutory surplus than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

       Home Insurance, which had received a waiver from the Department relating to calculation of RBC in 1995, was required to perform this calculation in 1996. This calculation indicated that a Mandatory Control Level Event had occurred since Home Insurance's total adjusted capital was negative $227 million, which was less than its mandatory control level RBC of $228 million. The adjusted capital is a calculated amount per the RBC formula, derived by deducting 60% of non-tabular discount from statutory surplus.


5.     CORPORATE DEBT

                                                                        1996       1995
                                                                        ----       ----
       ($ millions)

       Corporate debt at December 31 consists of the following:
       7% Senior Notes due in 1998, net of
           unamortized discount of nil in 1996 and $1 in 1995         $  100     $   99
       7 7/8% Senior Sinking Fund Notes due in 2003, net of
           unamortized discount of $2 million in 1996 and 1995           177        177
       7 7/8% Senior Notes due in 2003, net of unamortized
           discount of nil in 1996 and 1995                                1          1
       12% Senior Subordinated Notes, issued at
           original issue discount, $303 million
           principal value due in 2004                                   118        105
       8% Junior Subordinated Notes, issued at
           original issue discount, $171 million
           principal value due in 2004                                    91         84
       12% Senior Subordinated Working Capital
           Notes, issued at original issue discount,
           $46 million principal value due in 2004                        18         16
       7% Series A Senior Working Capital Notes                           16         12
       7% Series B Senior Working Capital Notes                           46         23
                                                                      ------     ------
           Total corporate debt                                       $  567     $  517
                                                                      ======     ======


       In December 1993, as part of a 1993 recapitalization, the Company sold the Public Indebtedness subject to an interest rate adjustment of 3/4% depending on debt ratings assigned by Moody's Investors Service, Inc. or Standard & Poor's Corporation ("S&P"). On November 7, 1994, as a result of a reduction in the Company's debt rating to BB- by S&P, the interest rate on the Public Indebtedness increased by 3/4% to 7 3/4% for the Senior Notes due in 1998 and 85/8% for the Senior Notes due in 2003.

       Pursuant to the Bondholder Agreement (as described in note 1), on August 25, 1995, the Company completed an exchange offer in which approximately $179 million principal value of the 7 7/8% Senior Notes due 2003 were exchanged for the Company's 7 7/8% New Notes which provide for a Sinking Fund payment (to be applied to the mandatory retirement of the New Notes) in installments of approximately $36 million each in years
1999 through 2003.

       As part of the Recapitalization, Trygg-Hansa refinanced the sum of $178 million of indebtedness outstanding under the Credit Agreement ($170 million) and the Interest Deferral Agreement ($8 million). In exchange the Company issued $98 million of 12% Senior Subordinated notes, issued at original issue discount ($303 million principal value) and $80 million of 8% Junior Subordinated Notes issued at original issue discount ($171 million principal value). The carrying value of the Senior Subordinated Notes reflect amortization of a discount of $20 million and $7 million as of December 31, 1996 and 1995, respectively. The Junior Subordinated
Notes reflect amortization of discount of $11 million and $4 million as of December 31, 1996 and 1995, respectively. The Company is not required to pay any interest or principal on the Senior Subordinated Notes or the Junior Subordinated Notes until maturity at December 31, 2004. See note 1.

       To fund additional cash requirements incurred in connection with the Equity Repurchase Transaction, the Recapitalization and other extraordinary needs, Centre Finance and ZCI purchased $15 million principal amount of the Company's 12% Senior Subordinated Working Capital Notes due December 31, 2004, issued at original issue discount ($46 million principal value). The Company is not required to pay any interest or principal on this note until maturity. In addition, the Company issued to Centre Finance and ZHI $16 million principal amount of the Company's 7% Series A Senior Working Capital Notes. The principal on these notes are due on successive one year anniversaries of the closing date; however, the date can be extended for annual periods at the option of either Centre Finance, ZHI, or the Company until December 15, 2003. The Company elected in 1996 to extend the due date until June of 1997.

       During 1995 and 1996, the Company issued to Centre Finance approximately $46 million aggregate principal amount on the Company's 7% Series B Senior Working Capital Notes to fund interest payments occurring through December 1996 on the Public Indebtedness. The principal on these notes is due on the successive one year anniversaries of the Closing date; however, the date can be extended for annual periods at the option of either Centre Finance or the Company until December 15, 2003. The Company elected in 1996 to extend the due date until June of 1997.

       Effective December 13, 1996, pursuant to Amendment No. 2 to the Amended and Restated Purchase Agreement, dated as of April 26, 1995, between the Company and ZHI, the Amended and Restated Note Exchange Agreement, dated as of April 26, 1995, between the Company and Trygg-Hansa, the Amended and Restated Securities Purchase Agreement, dated as of April 26, 1995, between ZHI and Trygg-Hansa, the Amended and Restated Standby Working Capital Credit Agreement, dated as of April 26, 1995, between the Company and ZHI, and the notes issued thereunder, such documents were amended to effectuate the original intent of the parties thereto to permit the issuance of up to an aggregate principal amount of $46,550,000 Series B Senior Working Capital Notes, which aggregate principal amount is equal to the aggregate amount of interest payments made by the Company with respect to the Public Indebtedness up to December 31, 1996. The proceeds of the Series B Senior Working Capital Notes, as so amended, were used by the Company to make required interest payments on the Public Indebtedness up to December 31, 1996.

       In addition, effective December 31, 1996, each of the Series A and Series B Senior Working Capital Notes, was amended to change the timing of the payment of interest. Prior to such amendment, interest was payable quarterly. However, according to the amended terms, interest shall not be due or payable until seven business days following the receipt by the Company of written demand from holders of these notes, or when the principal of the Series A and Series B Senior Working Capital Notes becomes due and payable. If interest is not paid within seven business days of such written demand, all interest accrued shall be deemed overdue and shall immediately become due and payable. If interest becomes overdue, the interest rate is adjusted upwards to the greater of (i) the rate of interest on the notes, plus 3% or (ii) the prime rate plus 3%. As of December 31, 1996, approximately $4 million of interest has been accrued but not paid on the Series A and Series B Senior Working Capital Notes. As a result of the amended terms, the interest is not overdue.

       At December 31, 1995 the Company had outstanding a series of forward interest rate swap agreements for an aggregate notional amount of $120 million to hedge against interest rate volatility in connection with the Credit Agreement (see note 1). Under the agreements, the Company paid interest at rates ranging from 7.9% to 8.0% and received interest at London Interbank Offered Rate ("LIBOR"). The agreements expired in February, 1996, with a final payment by the Company of $659,000.

6.     PORTFOLIO SWAP RECEIVABLE AND OTHER INSURANCE INVESTMENTS

       ZIM manages the cash and invested assets of the Company and Home Insurance pursuant to an investment management agreement. Additionally, upon Closing, the Company and Home Insurance entered into the Swap effective January 1, 1995 with Centre Reinsurance Dublin whereby Centre Reinsurance Dublin will pay annually to the Company and Home Insurance any negative differences between the actual total return on such assets and a target total return of 7.5% per year (net of asset management fees) on such assets, and the Company and Home Insurance will pay annually to Centre Reinsurance Dublin any positive difference between the actual total return on such assets and the 7.5% target total return (net of asset management fees) on such assets.

       The Swap is designed to transfer control and market risk of the portfolio to Centre Reinsurance Dublin. The Company has accounted for the Swap as if the investments underlying the Swap were sold to Centre Reinsurance Dublin. The Company, however, continues to retain legal ownership. As a result, the Company has reclassified its investments underlying the Swap to a Portfolio Swap Receivable from Centre Reinsurance Dublin, valued at the fair value of the portfolio investments on the effective date (January 1, 1995) less withdrawals made to fund operations plus the total return of 7.5%. In 1995, the Company also recorded realized capital losses of $208 million, which were reflected at December 31, 1994 as unrealized capital losses included in stockholders' equity. Subsequent changes to fair value of securities have not and will not be recognized, as Centre Reinsurance Dublin bears the market risk.

       As of December 31, 1996, the Company has recorded, as a component of the Portfolio Swap Receivable, an amount due from Centre Reinsurance Dublin of $48 million because of a negative difference from the 7.5% target return. The negative difference since January 1, 1996 resulted from the net of (i) a $35 million difference in favor of the Company due to a decrease in the fair value of investments underlying the Swap and
(ii) a $13 million difference in favor of the Company for investment income representing an upward adjustment to reach the 7.5% target yield. Actual investment income before such adjustments was $133 million.

       The Company received $48 million from Centre Reinsurance Dublin on January 21, 1997, to settle the 1996 Swap receivable. Securities and cash totaling $210 million were transferred to Centre Reinsurance Dublin on January 22, 1996, to settle the 1995 Swap liability.

       The cost and estimated fair values of the securities managed by ZIM and underlying the Portfolio Swap Receivable from Centre Reinsurance Dublin at December 31, 1996 and 1995 are as follows:


                                                   1996                      1995
                                        -------------------------  -----------------------

                                                     Carrying and              Carrying and
                                                       Estimated                 Estimated
                                                          Fair                      Fair
($ millions)                                 Cost        Value         Cost        Value
                                             ----        -----         ----        -----

U.S. Government and agency              $     414    $     412    $     563    $     573
Mortgage-backed                               296          292          862          869
Corporate                                     375          377          746          760
Foreign governments                            43           45           57           58
Other                                           2            2            2            3
                                        ---------    ---------    ---------    ---------
   Fixed maturities                         1,130        1,128        2,230        2,263
                                        ---------    ---------    ---------    ---------

Equity securities                               -            -           12           11
Short-term investments                         67           67           66           66
                                        ---------    ---------    ---------    ---------
   Total Swap investments               $   1,197        1,195    $   2,308        2,340
                                        =========    =========    =========    =========

Receivable from (Payable) to
   Centre Reinsurance Dublin                                48                      (210)
                                                     ---------                 ---------

   PORTFOLIO SWAP RECEIVABLE                         $   1,243                 $   2,130
                                                     =========                 =========




       The estimated fair value of fixed maturities underlying the Swap at December 31, 1996, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:


                                                 Estimated
                                                      Fair
($ millions)                                         Value

Due in one year or less                          $      21
Due after one year through five years                  554
Due after five years through ten years                 218
Due after ten years                                     43
Mortgage-backed                                        292
                                                 ---------
     TOTAL                                       $   1,128
                                                 =========

       The mortgage-backed securities portfolio is primarily comprised of high-quality collateralized mortgage obligations and agency pass-through securities with an average life of 5.0 years and an average yield to market of 7.9%. The portfolio consists of securities for which there is an actively traded market and, accordingly, the fair value is based on quoted market prices.

       The estimated fair values of mortgage-backed securities underlying the Swap at December 31, 1996, by issuer, were as follows:

                                                  Estimated
                                                       Fair
($ millions)                                          Value

Federal National Mortgage Association             $      56
Federal Home Loan Mortgage Corporation                   51
Government National Mortgage Association                105
Private issuers                                          80
                                                  ---------
     TOTAL                                        $     292
                                                  =========

       Fixed maturities and equity securities not underlying the Swap at December 31, 1996 were $28 million and $21 million, respectively. Certain securities which were non-income producing for twelve months or more were $8 million and $9 million at December 31, 1996 and 1995, respectively.

       Investments valued at $230 million at December 31, 1996 were carried on deposit with various state insurance departments.

       In 1996 and 1995, the Company's insurance investment income was based on a 7.5% return as discussed above. The sources of insurance net investment income for 1994 are as follows:

($ millions)                                           1994
                                                       ----

NET INVESTMENT INCOME

Fixed maturities                                  $      214
Equity securities                                          5
Short-term investments                                     9
Other                                                      4
                                                   ---------
   Gross investment income                               232
Investment expenses                                       (7)

   Net investment income                          $      225
                                                  ==========


       Insurance realized capital gains and losses and the change in net unrealized gains (losses) for 1994 are as follows:

($ millions)                                          1994
                                                      ----
REALIZED CAPITAL GAINS

Fixed maturities                                  $       13
Equity securities                                         13
                                                  ----------
   Total realized capital gains                           26
                                                  ----------

REALIZED CAPITAL LOSSES

Fixed maturities                                          (6)
Equity securities                                         (4)
                                                  ----------
   Total realized capital losses                         (10)
                                                  ----------
   NET REALIZED CAPITAL GAINS                     $       16
                                                  ==========

DECREASE IN NET UNREALIZED GAINS/LOSSES
Fixed maturities                                  $     (283)
Equity securities                                        (13)
                                                  ----------
   Decrease in net unrealized gains/losses        $     (296)
                                                  ==========

   Realized capital losses include foreign currency transaction loss of $2 million in 1994.

7.   EXCESS OF LOSS REINSURANCE AGREEMENT AND STOP LOSS TREATY

       Effective January 1, 1991, Home Insurance entered into the Stop Loss Treaty with a group of reinsurers, including Centre Reinsurance Limited and Trygg-Hansa Insurance Company Limited ("THI"), a subsidiary of Trygg-Hansa, which had 50% and 15% participations in the treaty, respectively. The treaty protected Home Insurance against losses sustained in all years prior to the year in which the treaty is cancelled.

       Under the Stop Loss Treaty, the reinsurers indemnified Home Insurance to the extent its ultimate net loss exceeded the sum of (i) the loss and loss adjustment expense reserves as of December 31, 1990 and
(ii) for 1991 through cancellation, a specified percentage of net earned premiums. Premiums paid to the reinsurers under the Stop Loss Treaty were $59 million in 1994 and $9 million in 1993. At December 31, 1994, premiums and losses and loss adjustment expenses ceded under the Stop Loss Treaty were $295 million and $590 million, respectively. At December 31, 1994, the amount recoverable net of premium payable of $100 million under the Stop Loss Treaty was $490 million.

       In 1995, in connection with the Recapitalization, Home Insurance entered into a Commutation Agreement, dated as of June 12, 1995 (the "Commutation Agreement") with Centre Reinsurance Limited and Zurich International (Bermuda) Ltd. (the "Commuting Reinsurers") providing for the commutation of the Stop Loss Treaty as of June 12, 1995 as to the Commuting Reinsurers. Home Insurance also entered into the Assignment Agreement, dated as of June 12, 1995 (the "Assignment Agreement"), with Centre Reinsurance Dublin, pursuant to which Home Insurance assigned all of its rights, title and interest in any payments by those reinsurers under the Stop Loss Treaty that were not Commuting Reinsurers (i.e., Kemper Reinsurance Company and THI) due Home Insurance in accordance with the Stop Loss Treaty. The Company recognized a $189 million loss in 1995 attributable to the Commutation Agreement and the Assignment Agreement. In 1996, THI commuted its share of the Stop Loss Treaty, leaving Kemper Reinsurance Company as the only non Commuting Reinsurer.

       Also, Home Insurance and Centre Reinsurance Dublin entered into the Excess of Loss Reinsurance Agreement, dated as of June 12, 1995. Home Insurance is provided with an aggregate limit of $1.3 billion subject to certain adjustments, attaching at the point that Home Insurance has no remaining cash or assets readily convertible into cash to pay any of its obligations. Among such adjustments, in the event that Home Insurance pays any dividends to the Company prior to the third anniversary of the Closing to fund interest payments on the Public Indebtedness, the limit will be increased by the amount of such dividends plus interest thereon at the rate of 7.5% per annum, compounded, from the date such dividends were paid to the date the reinsurers commence making payments under the Excess of Loss Reinsurance Agreement. See note 4 for discussion of dividend restrictions. Also, up to $290 million of additional coverage provided by the Excess of Loss Reinsurance Agreement is linked to certain factors including dividend payments from Home Insurance to the Company funding principal payments on the Public Indebtedness (as defined in note
1) as such debts become payable. The Excess of Loss Reinsurance
Agreement became effective on June 12, 1995 upon (i) the payment by Home Insurance to Centre Reinsurance Dublin of $63 million and (ii) the transfer by Home Insurance of $166 million to Centre Reinsurance Dublin, representing the respective amounts received by Home Insurance from Zurich International (Bermuda) Ltd. and Centre Reinsurance Limited as a reinsurance commutation (exclusive of refunds of security costs). The aggregate of such payments represent the loss transfer amount ("Loss Transfer Amount") which means the sum of (a) the amount of the Experience Refund (as defined in the Stop Loss Treaty) received from the Commuting Reinsurers by Home Insurance under the Commutation Agreement, plus (b) the difference between (x) $100 million and (y) any reinsurance premiums paid after December 31, 1994 by Home Insurance under the Stop Loss Treaty, minus (c) the product of (x) the Uncommuted Percentage and (y) the Payment Amount (each term as defined in the Excess of Loss Reinsurance Agreement). In connection with the Excess of Loss Reinsurance Agreement, the Company and Zurich entered into a guaranty agreement dated as of June 12, 1995 (the "Guaranty Agreement"), in favor of Home Insurance pursuant to which Zurich guaranteed to Home Insurance the complete and timely performance of Centre Reinsurance Dublin's obligations under the Excess of Loss Reinsurance Agreement to the fullest extent permitted by law. In 1996 an additional $43 million was transferred to Centre Reinsurance Dublin, representing the amount received by Home Insurance from THI as a reinsurance commutation.

       Based on cash flow forecasts at December 31, 1996 the Company is projecting that the coverage limits of the Excess of Loss Reinsurance Agreement will be exhausted, and due to these projected future recoveries, loss reserves with a net present value of $787 million were recorded as of December 31, 1996 as a recoverable from the Excess of Loss Reinsurance Agreement, including an additional $372 million during 1996. As of December 31, 1995, the recoverable from the Excess of Loss Reinsurance Aggreement was $415 million. The increase resulted primarily from changes to cash flow projections which now forecast that the cover will be exhausted, and changes in the net present value of the receivable based on current projections of amounts and timing of cash inflows and outflows.

       The Excess of Loss Reinsurance Agreement includes a no-claims bonus payable to Home Insurance, (the "Bonus") equal to the Loss Transfer Amount plus interest accrued thereon at a rate of 7.5% per annum from Closing until the date that the Bonus is paid. The Bonus will be paid at such time as the Company, the Department, and Centre Reinsurance Dublin agree that there will be no obligations payable under the Excess of Loss Reinsurance Agreement. However, as discussed previously, the Company, based on current cash flow forecasts, is projecting a recoverable from the Excess of Loss Reinsurance Agreement and therefore does not expect to receive and has not recorded the no-claims bonus as an asset. In the event that the Bonus is paid, concurrently therewith, ZHI and Trygg-Hansa and any of their permitted transferees who have acquired any debt or equity securities of the Company (collectively, the "Company Securities") shall enter into an agreement that provides that any payment or distribution of any kind with respect to the Company Securities, as between Trygg-Hansa and ZHI (and their permitted transferees), will be paid first to ZHI (or its designee) until ZHI recovers an amount equal to the Bonus plus interest at an annualized rate of 7.5%, and then, to ZHI and Trygg-Hansa (and their permitted transferees) on the basis of their relative claims or rights with respect to the Company Securities beneficially owned by such persons at the time of payment of the Bonus, notwithstanding the reduction in such claims resulting from payments made by the Company with respect to the Company Securities.



8.   INCOME TAXES

       The difference between income taxes computed at the statutory federal rate and the provision for income tax expense follows:


($ millions)                                        1996            1995             1994
                                                    ----            ----             ----

Loss before income taxes
and accounting change                          $    (461)        $  (1,323)        $   (374)
                                               =========         =========         ========

Statutory tax rate                                    35%               35%              35%

Expected federal income tax benefit             $   (161)        $    (463)        $   (131)
Non-recognition of tax benefits                      160               464               66
Goodwill writeoff and amortization                     -                 -               74
Foreign income tax expense                             -                 -                3
State income taxes, net of federal benefit             2                 2                -
Non-taxable investment income                         (1)               (3)              (4)
Other                                                  7                 3               (1)
                                                --------         ---------         ---------
   TOTAL INCOME TAX EXPENSE                     $      7         $       3         $      7
                                                ========         =========         =========


COMPOSITION OF INCOME TAX EXPENSE
Current:
Federal                                         $      -         $       -         $      2
State                                                  2                 4                3
Foreign                                                -                 -                3
                                                --------         ---------         ---------
   TOTAL CURRENT                                       2                 4                8
                                                --------         ---------         ---------

Deferred:
Federal                                                4                 -                1
State                                                  1                (1)              (2)
                                                --------         ---------         ---------
   TOTAL DEFERRED                                      5                (1)              (1)
                                                --------         ---------         ---------
   TOTAL INCOME TAX EXPENSE                     $      7         $       3         $      7
                                                ========         =========         =========



       At December 31, 1996, 1995 and 1994, the Company has available for federal income tax purposes regular net operating loss carryforwards of $1,986 million, $1,267 million and $717 million, respectively. The Company has available alternative minimum tax loss carryforwards of $1,882 million, $1,163 million, and $615 million at December 31, 1996, 1995 and 1994, respectively.

       The Company's purchase of virtually all outstanding shares of its Series A Common Stock as part of the Recapitalization (see note 1) may cause an "ownership change" with respect to the Company within the meaning of Section 382. If the Company experiences an ownership change, its ability to offset taxable income generated in taxable periods ending after the ownership change with net operating loss carryforwards existing at the time of the ownership change and with certain other items of loss and deduction ("built-in losses") will be subject to an annual limitation. The amount of the annual limitation is equal to the product of the value of the Company's outstanding stock immediately prior to the Offer (reduced by certain capital contributions made in the two-year period prior to the ownership change) and the "long-term tax-exempt rate" (determined monthly and, for ownership changes occurring in March 1995, 6.83%). The Company will be required to pay federal income taxes in any year in which its taxable income (before deducting built-in losses and net operating loss carryforwards) exceeds the annual limitation, notwithstanding the existence of the net operating loss carryforwards and the recognition of built-in losses.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented as follows:


($ millions)                                            1996       1995
                                                        ----       ----

DEFERRED TAX ASSETS

Unpaid losses and loss adjustment expenses             $   309    $  402
Net operating loss carryforwards                           695       454
Unearned premiums                                            -         8
Reinsurance receivables                                     51        51
Liability for excess rent                                   22        26
Investments                                                 28        15
Other                                                       50        46
                                                       -------    ------
   Gross deferred tax assets                             1,155     1,002
Valuation allowance                                     (1,145)     (985)
                                                       -------    ------
   Deferred tax assets, net of valuation allowance          10        17
                                                       -------    ------

DEFERRED TAX LIABILITIES
Deferred acquisition costs                                   1        12
Other                                                        9         5
                                                       -------    ------
   Gross deferred tax liabilities                           10        17
                                                       -------    ------
   Net deferred tax liability                          $     -    $    -
                                                       =======    ======


       The net increase in the valuation allowance in 1996 of $160 million was due to increases in temporary differences and net operating losses.

9.     GOODWILL

       In November 1994, the Company was downgraded by the three primary insurance rating agencies. These actions had a significant adverse effect on the premium production of Home Insurance. As a result, the Company could no longer forecast operating income to demonstrate the recoverability of goodwill related to its subsidiaries. Therefore, the Company recorded a charge of $206 million in 1994 for the writeoff of goodwill, exclusive of the annual amortization of $5 million.

10.    DEBT OF SECURITIES BROKER-DEALER

       Debt of securities broker-dealer at December 31, consists of the following:


($ millions)                                          1996         1995
                                                      ----         ----

Loans payable to banks generally payable on
 demand, weighted average interest
 rate of 6.6% and 6.3% at December 31, 1996
 and 1995, respectively                            $    198      $   250
Revolving credit agreement due in 1997,
   interest rate of 6.5% and 6.6% at
   December 31, 1996 and 1995, respectively               7            7
Term notes, average interest rate of 7.4% at
   December 31, 1996 and 1995, respectively               3            4
Other payables to banks                                  38           43
                                                   --------      -------
                                                   $    246      $   304
                                                   ========      =======


       At December 31, 1996, securities broker-dealer loans payable to banks of $198 million were collateralized by marketable securities, valued at $305 million.

       The securities broker-dealer has a revolving credit agreement with a maximum amount permitted to be outstanding of $7 million at December 31, 1996 and December 31, 1995. The loan is due in July 1997 and can be repaid earlier with three days written notice. Interest accrues at a premium above various short-term rates. In 1996 and 1995, the interest rates were a premium above the 90-day LIBOR rate and 90-day certificate of deposit rate, respectively.

       The securities broker-dealer has term notes with lending institutions which are collateralized by furniture and equipment with a net book value of $1 million and securities owned by the securities broker-dealer with a fair value of $15 million at December 31, 1996.

       The revolving credit agreement and term notes have certain restrictive covenants that require the securities broker-dealer to maintain minimum aggregate levels of stockholder's equity, subordinated borrowings, debt service coverage ratio and net capital.

       Securities broker-dealer's interest expense related to the debt discussed above was $19 million in 1996, $20 million in 1995 and $12 million in 1994. In addition, securities broker-dealer operations interest expense related to securities loaned and other broker-dealer activities was $69 million in 1996, $60 million in 1995 and $46 million in 1994.

       The fair value of securities broker-dealer debt approximates its carrying value.

       See note 15 for further discussion of a reorganization agreement (the "Reorganization Agreement") entered into on February 24, 1997 by Gruntal and The 1880 Group LLC (the "Reorganization").

11.    REINSURANCE

       In the ordinary course of its business Home Insurance cedes premiums and losses, via reinsurance, to other insurers and reinsurers under various contracts which cover individual risks or entire classes of business. These reinsurance arrangements allow for greater diversification of business and stabilize Home Insurance's net losses arising from large risks or from hazards of an unusual nature. Home Insurance determines, by product line, an appropriate retention level based on an assessment of risk and portfolio size. As a general rule, the per risk retention does not exceed $5 million, and is generally lower. Although the ceding of insurance does not discharge the original insurer from its primary liability to its policyholder, the insurer or reinsurer that assumes the coverage also assumes the related liability.

       At December 31, 1996, there were no amounts due from any individual reinsurer in excess of 10% of the Company's stockholders' deficiency, excluding amounts due from Centre Reinsurance Dublin, General Reinsurance Corporation and Lloyds of London which were $787 million, $187 million and $261 million, respectively.

       Reinsurance receivables, excluding recoverables from the Excess of Loss Reinsurance Agreement, at December 31, 1996 include $1,842 million for unpaid losses and loss adjustment expenses, and $136 million for paid losses and loss adjustment expenses. Home Insurance has recorded reserves for recoverable reinsurance of doubtful collection of $126 million and $146 million as of December 31, 1996 and 1995, respectively. The effect of reinsurance on the Company's premiums and losses is shown in note 3.

12.    PENSION AND BENEFIT PLANS

       The Company has two non-contributory defined benefit pension plans covering substantially all employees other than the Gruntal employees. The Company's funding policy is to contribute annually amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Effective January 1, 1996, all personnel, other than Gruntal employees, became employees of REM. Prior to January 1, 1996, pension benefits were generally based on years of service and compensation during the last five years of employment. All benefits under the Company's plans were frozen at December 31, 1995 and certain participants of the supplemental plan received lump-sum settlement of their pensions. The Company used special curtailment and settlement accounting treatment as required under SFAS No. 88, "Employers' Accounting for Settlements and Curtailment of Defined Benefit Pension Plans and Termination of Benefits'" ("Settlement and Curtailment"). This accounting standard essentially requires recognition of the reduction of the pension obligation and accelerated recognition of otherwise deferred amounts as a result of the cession of benefit accruals (curtailment) or the full satisfaction of the benefit obligation (settlement).

       The components of pension expense follow:

($ millions)                                  1996       1995       1994
                                              ----       ----       ----
Service cost of current period             $      -    $      8   $     8
Interest cost of projected benefit
  obligation                                      8          10         8
Return on plan assets                           (17)        (20)        1
Net amortization and deferral                     9          14        (7)
                                           --------    --------   -------
     Total net periodic pension cost              -          12        10
Gain from settlement                              -          (5)        -
Gain from curtailment                             -          (1)        -
                                           --------    --------   -------
     Total expense                         $      -    $      6   $    10
                                           ========    ========   =======


       The following tables summarize the plans' funded status, the amounts recognized in the consolidated balance sheets at December 31 and the major assumptions used to determine these amounts:


                                                 QUALIFIED PLAN

                                                                                             1995
                                                                           -----------------------------------------
                                                                             Before                         After
($ millions)                                                 1996          Curtailment    Curtailment    Curtailment
                                                             ----          -----------    -----------    -----------
ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS
Vested benefit obligation                                 $    104       $     109        $       -      $    109
Nonvested benefits                                               5               6                -             6
                                                          --------       ---------        ---------      --------
Accumulated benefit obligation                                 109             115                -           115
Additional amount related to projected future
   salary increases                                              -              24              (24)            -
                                                          --------       ---------        ---------      --------
     Projected benefit obligation for service
         rendered to date                                      109             139              (24)          115
Plan assets at fair value                                      121             105                -           105
                                                          --------       ---------        ---------      --------
     Projected benefit obligation in excess
         of plan assets                                        (12)             34              (24)           10
Unrecognized prior service cost                                  -               1               (1)            -
Unrecognized net loss from past experience different
   from that assumed                                            18             (23)              23             -
                                                          --------       ---------        ---------      --------
     Accrued pension costs                                $      6       $      12        $      (2)     $     10
                                                          ========       =========        =========      ========

MAJOR ASSUMPTIONS
Discount rate                                                  7.5%                                         7.0%
Rate of increase in future compensation                        N/A                                          5.5
Long-term rate of return on plan assets                        8.0                                          8.0
                                                          ========                                       ======


                                           NON-QUALIFIED SUPPLEMENTAL PLAN

                                                                                           1995
                                                                     ------------------------------------------------
                                                                        Before                               After
                                                                      Settlement                          Settlement
                                                                          and                                 and
($ millions)                                                 1996     Curtailment Settlement  Curtailment Curtailment
                                                             ----     ----------- ----------  ----------- -----------
ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS
Vested benefit obligation                                 $      3     $      12   $    (8)    $     (1)  $       3
Nonvested benefits                                               1             1         -            -           1
                                                          --------     ---------   -------     --------   ---------
     Projected benefit obligation for service
         rendered to date                                        4            13        (8)          (1)          4
Plan assets at fair value                                        -             -         -            -           -

     Projected benefit obligation in excess
         of plan assets                                          4            13        (8)          (1)          4
Unrecognized prior service cost                                  -            (1)        -            1           -
Unrecognized net loss from past experience different
   from that assumed                                            (1)           (5)        3            1          (1)
Adjustment to equity to reflect minimum liability                1             6        (3)          (2)          1
                                                          --------     ---------   -------     --------   ---------
     Accrued pension costs                                $      4     $      13   $    (8)    $     (1)  $       4
---                                                       ========     =========   =======     ========   =========

MAJOR ASSUMPTIONS
Discount rate                                                  7.5%                                             7.0%
Rate of increase in future compensation                        N/A                                              5.5
Long-term rate of return on plan assets                        N/A                                              N/A

N/A - Not Applicable.


       Plan assets are invested in a diversified portfolio that primarily consists of fixed maturities and equity securities.

       At December 31, 1996 and 1995, the Company's liability for postretirement benefits other than pensions was $10 million and $11 million, respectively. The following table summarizes the plans' funded status and the amounts recognized in the consolidated balance sheets at December 31 and the major assumptions used to determine these amounts:


                                                                                             1995
                                                                         -------------------------------------------
                                                                             Before                         After
($ millions)                                                 1996          Curtailment    Curtailment    Curtailment
                                                             ----          -----------    -----------    -----------
Accumulated postretirement
   benefit obligation                                     $      9         $      20      $      (9)      $     11
Plan assets at fair value                                        -                 -              -              -
                                                          --------         ---------      ---------       --------
Fund status                                                      9                20             (9)            11
Unrecognized net (gain) or loss                                  1                (7)             7              -
                                                          --------         ---------      ---------       --------
Accrued postretirement benefit cost                       $     10         $      13      $      (2)      $     11
                                                          ========         =========      =========       ========

MAJOR ASSUMPTIONS

Discount rate                                                  7.0%                                         7.0%
Rate of increase in future compensation                        N/A                                          5.5
Long-term rate of return on plan assets                        N/A                                          N/A

N/A - Not Applicable.

       The Company's liability for SFAS no. 112, "Employers' Accounting for Post Employment Benefits" at December 31, 1996 and 1995 was $4 million and $7 million respectively, and $3 million of income was recognized in 1996 and expense of $3 million in 1995.

13.      LEASES

       Future minimum rental payments, principally for administrative offices including leases of furniture and equipment, under non-cancelable operating leases as of December 31, 1996 are $62 million in 1997, $55 million in 1998, $38 million in 1999, $10 million in 2000 and $28 million thereafter.

       Rental expense was $41 million in 1996, $63 million in 1995, $74 million in 1994. Sublease income was $3 million in 1996 and $2 million in 1995 and 1994.

       Home Insurance is involved in a dispute with its landlord, Olympia and York Maiden Lane Company, with respect to its lease of its principle offices at 59 Maiden Lane, New York, New York. See note 14 for further discussion.

14.      LITIGATION AND CONTINGENCIES

       Home Insurance, in common with the insurance industry, is subject to litigation, including claims for punitive damages and for extra-contractual damages, in the normal course of its business. Gruntal, in the ordinary course of its business, has been named as a defendant or co-defendant in a number of lawsuits, including class actions and arbitration proceedings, some of which involve claims for damages of substantial or unspecified amounts.

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

       Pursuant to the Order, the Department has the final authority to approve, disapprove or otherwise control (including the power to direct) the initiation, settlement or withdrawal of any action, dispute, arbitration, litigation or proceeding of any kind involving Home Insurance other than in the ordinary course of business. In addition, pursuant to the Order, Home Insurance is prohibited from making certain payments, as specified in the Order, without the prior approval of the Department. See note 1 for further discussion of the Order.

       A petition was filed on December 13, 1993, in the District Court of Dallas County, Texas, joining Home Insurance as a defendant in a previously filed action. The action sought certification of both plaintiff and defendant classes. The purported plaintiff class consisted of all Texas insureds who were charged premiums above state-approved rates for casualty coverage through the use of retrospectively-rated policies for a period beginning prior to May 15, 1987, through April 1, 1992. Plaintiffs sought to certify a defendant class of all insurers doing business in Texas who charged the alleged excessive rates, plus certain brokers and the National Council on Compensation Insurance ("NCCI"). The Complaint alleged that defendants entered into a conspiracy to devise various methods of charging and collecting the allegedly excessive rates and, in doing so, breached their contracts with plaintiffs, breached their fiduciary duty and violated the Texas Insurance Code and the Deceptive Trade Practices Act. Compensatory and punitive damages were sought in unspecified amounts plus treble damages.

       A settlement between fourteen of the primary defendants, including Home Insurance, was reached. Home Insurance has contributed approximately $8 million, which had been accrued as of December 31, 1995, under a trust agreement pending final court approval. On July 5, 1996 the Texas District Court gave preliminary approval to the settlement. The defendants submitted to a verification process of their damage calculations. Final orders of approval were issued by the court on November 1, 1996. The settlement is being implemented through refunds to insureds.

       On January 13, 1997 Home Insurance was served with suit papers issued from the Chancery Court of Davidson County, Tennessee in a purported class action. The allegations of the complaint are similar to those in the Texas litigation case that was recently settled.

       Plaintiffs allege that from 1987 until the present, the defendants, individually, and in conspiracy with each other, used rates of premium and policy forms for workers compensation retro policies other than those filed with, and approved by, the Tennessee Commissioner of Insurance. Specifically, the companies are alleged to have illegally passed through residual market changes to their insureds during the class period. The NCCI is alleged to be the conduit for sharing of information and the instrumentality for making the illegal filings.

       The principal causes of action are for breach of contract, fraud, misrepresentation, conspiracy, unjust enrichment, and violation of the Tennessee Consumer Protection and Trade Practices Acts. Compensatory and punitive damages are sought in unspecified amounts plus treble damages.

       A nearly identical class action complaint naming the same parties was also filed in the Superior Court of Richmond Country, Georgia. It includes the same common law causes of action that are asserted in the Tennessee complaint, and others that allege violation of various provisions of the Georgia statutory code, as well as RICO. Compensatory, punitive, and treble damages are sought.

       With respect to the Tennessee and Georgia actions discussed above, it is too early to predict the outcome of these actons and whether or not they will have a material adverse impact on the Company's financial condition.

       A complaint and temporary restraining order issued from the New York State Supreme Court were served upon Home Insurance by Bertholon-Rowland Corp., a large producer of Home Insurance's professional liability business in New York and Massachusetts. The action arose out of the producer's decision to terminate its business relationship with Home Insurance on six months' notice, and Home Insurance's subsequent immediate suspension of the producer's authority to act on its behalf. The complaint sought an injunction and damages nullifying the suspension of authority and enforcing the producer's contractual rights to its customer accounts and commissions. Compensatory and punitive damages were sought. By stipulation of the parties the restraining order was dissolved and legal proceedings stayed pending submission of the dispute to an arbitration panel. The final award of the arbitration panel dated August 7, 1995 ordered, among other things, that Bertholon-Rowland's damages claim against Home Insurance be denied. Home Insurance's motion to confirm the arbitration award was submitted to the court on October 12, 1995. On November 8, 1995, Bertholon-Rowland obtained a court order temporarily restraining alleged violations of its ownership rights to policy expirations, and filed a motion for a preliminary injunction against Home Insurance and Zurich-American Insurance Group and Professional Liability Underwriting Managers Inc. due to the alleged violations and seeking other relief as well. Subsequently, Bertholon-Rowland filed a motion to amend the temporary restraining order based upon alleged continuing violations of its expiration rights. The motions are pending before the court. The Company does not believe that the outcome of this action will have a material adverse effect on its financial condition or results of operations.

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

       The Court granted a temporary restraining order on July 19, 1996, in favor of Home Insurance. On August 9, 1996 the Court entered a decision and interim order, which, as amended through September 12, 1996, appointed a mediator and provided that Home Insurance deposit in escrow with a receiver approximately $7.4 million representing the June and July rent and June tax payment. The order states that the escrow payment "shall not per se constitute a secured claim under New Hampshire Revised Statutes Annotated 402-C:3 but may be subject to the provisions of New Hampshire Insurance Laws, Chapter 402-C in the event of proceedings thereunder or similar proceedings in this or any other jurisdiction". Home Insurance made this escrow payment and the mediation proceeded.

       As a condition for continuing the preliminary injunction, Home Insurance increased its deposit in escrow to $10.7 million. The Landlord moved for summary judgment for past due rent. Home Insurance moved to amend its complaint (i) to add a cause for constructive eviction from approximately 23% of its premises, where its environmental expert has identified "significantly damaged" asbestos containing materials ("ACM");
(ii) to increase the amount of damages sought by Home Insurance for the Landlord's refusal to obtain tax relief to more than $20 million; (iii) to join the bondholders as a class action; and (iv) to consolidate the foreclosure action brought by the Trustee against the Landlord. On December 30, 1996 the Court granted (i) Home's motion to amend with respect to items (i) and (ii), but denied Home Insurance's motion with respect to item (iii) pending mediation, and also with respect to item
(iv) without prejudice to renew before the assigned judge. The Court granted the Landlord's motion for partial summary judgment on its counterclaims holding Home Insurance liable for rent due and owing from June 1, 1996 to November 30, 1996, plus interest from September 1, 1996, together with costs and disbursements. The remainder of the Landlord's motion was denied without prejudice. The Court stayed entry and execution of the Landlord's judgment. In accordance with the Court's order, Home Insurance filed its amended and supplemental verified complaint. The Landlord and Trustee counterclaimed, and Home Insurance replied. On March 4, 1997, the Court directed Home Insurance to deposit into escrow, without prejudice, rent for the period September 1, 1996 through November 30, 1996, which payment is currently due to be made by April 1, 1997. On March 27, the Landlord moved for summary judgment on additional rent, for entry of the earlier summary judgement, and for other relief. Concurrent with the litigation, the Company and the Landlord are currently engaged in mediation. Management believes that it is too early to predict with certainty the ultimate outcome of this dispute. However, an unfavorable outcome could have a material adverse impact on the Company's financial condition.

       On or about January 17, 1997, Marine Midland (the trustee in the action described above), brought an action entitled Marine Midland Bank
v. Zurich Insurance Company, et al. in New York State Supreme Court against Zurich and certain affiliates, Home Insurance and REM alleging, among other things, that the conveyance to Zurich of the right to write renewal business on policies of Home Insurance constituted a fraudulent transfer under New York State law because Home Insurance purportedly was rendered insolvent as a result and did not receive adequate consideration from Zurich for this right. Plaintiff in its complaint disregards that the transaction, which permitted the conveyance of this right to Zurich, was approved by the Department in April 1995. The complaint, which does not seek any relief against Home Insurance, demands judgment against Zurich and certain of its affiliates for all past and future rent due under the lease between Home Insurance and its landlord, not paid by Home
Insurance, plus interest, or alternatively, for the imposition of a constructive trust upon the proceeds obtained by Zurich from the conveyance noted above, which according to plaintiff would secure the repayment of Home Insurance's purported obligations under its lease, as well as attorneys' fees. The complaint also seeks from REM damages in the amount of all rents due and owing under the lease plus interest, as well as, a declaration that REM is obligated to make all future rent payments. On March 27, 1997, REM and Home Insurance moved to dismiss the complaint.

       Home Insurance is involved in a dispute with NCCI. The NCCI is a licensed rating or advisory organization for the workers' compensation line of insurance in a majority of states. One function it performs is to administer the National Workers' Compensation Reinsurance Pool ("the Pool"). The Pool collects premium and pays losses for various residual market plans around the country. The premium is supposed to be distributed to pool members in proportion to their market share and held in reserve. The NCCI sends a quarterly invoice to each pool member for its share of the losses as calculated and paid by the Pool in that quarter.

       Home Insurance is a participant in the Pool, and, as of December 31, 1996, Home Insurance is carrying undiscounted loss reserves of approximately $261 million allocated to the Pool. Home Insurance has had several discussions with the NCCI over the past year concerning the extent of its obligation and the possibility of a commutation. Home Insurance has refused to pay the NCCI's three most recent quarterly invoices totalling approximately $28 million and requested an audit of the Pool's calculations and of the NCCI's administration of the Pool. The NCCI has refused to permit the requested audit. The NCCI has also asked Home Insurance to put the aforementioned invoiced but unpaid amount in escrow. Negotiations concerning a possible commutation have begun. Management believes it is too early to predict with certainty the ultimate outcome of this matter; however, an unfavorable outcome could have a material adverse impact on the Company's financial condition.

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

       Gruntal also entered into a separate settlement with the Commission in April 1996, pursuant to which Gruntal consented, without admitting or denying the allegations therein, to the entry of an adminis-trative order in which the Commission found that Gruntal violated antifraud and recordkeeping provisions of the federal securities laws in connection with the execution of certain transactions for investment advisory clients and the non-disclosure to advisory clients of the receipt of certain payments for order flow. The Commission's order censured Gruntal and required Gruntal to pay a monetary fine of $1 million, reimburse any clients determined by the Independent Consultant to have been financially harmed as a result of the violations, and pay into the United States Treasury the amount of payment that the Independent Consultant determines Gruntal received for order flow on transactions executed for advisory client accounts plus accrued interest thereon. Under the terms of the settlement, the Independent Consultant also will review Gruntal's policies and procedures with respect to the execution of orders for advisory client accounts and the coding, and reporting on client confirmations and internal Gruntal records, of transactions executed by Gruntal and recommend further changes, if deemed appropriate. In performing this review, the Independent Consultant is entitled to rely upon work performed or to be performed by Gruntal's Quality Assurance Task Force and upon work by other representatives of Gruntal.

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

       During the third quarter of 1996, Gruntal discovered that approximately 2,800 principal transactions involved customers that were employee benefit plans or individual retirement arrangements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") or parallel provisions of the Internal Revenue Code. In the absence of an available exemption, these transactions would be "prohibited transactions" under Section 406 of ERISA and Section 4975 of the Code. Gruntal is examining the availability of certain exemptions. Management believes it is too early to predict with certainty the ultimate outcome of this matter, but management does not believe that such costs will have a material adverse effect on the financial position of Gruntal or the Company.

       REM's service agreement with the Company provides that REM will receive a contingent fee amounting to 15% in excess of its actual costs, accumulating with interest, as follows: 100% of the annual amounts for the years 1995 through 2000 and 33% of the amounts from years 2000 until 2005, payable on and after 2005. The fee is payable by Home Insurance contingent upon prior approval of the Department. Based on the issuance of the Order, and based on projections that the Excess of Loss Reinsurance Agreement will be fully exhausted, the payment of such fees is considered remote and therefore has not been accrued in the consolidated financial statements. The contingent liability as of December 31, 1996 was $38 million. A liability for this fee of $17 million, at December 31, 1995, is no longer accrued and is included as part of this contingent liability.

15.      SUBSEQUENT EVENTS

GRUNTAL

       On February 24, 1997, Gruntal, and The 1880 Group LLC entered into the Reorganization Agreement, under which Gruntal will be restructured as a limited liability company, Gruntal Financial, and partially transferred to a management group led by Gruntal officers. Home Insurance will be the sole owner of Gruntal after the consummation of the Reorganization. The Reorganization involves the issuance of several classes of securities to Gruntal and The 1880 Group, including preferred securities, in an aggregate nominal amount of approximately $235 million as follows: (i) Gruntal Financial will issue to Gruntal, the direct wholly-owned subsidiary of Home Insurance, securities called Preferred A Interests in a nominal amount of $155.5 million and securities called Preferred B Interests in a nominal amount of $70 million; and (ii) Gruntal Financial will issue to The 1880 Group securities called Preferred C Interests in an approximate nominal amount of $9 million. As a result of the Reorganization, Gruntal will own 40% of the common interest of Gruntal Financial and The 1880 Group will own 60% of the common interest of Gruntal Financial. In connection with the issuance of certain preferred securities to Gruntal, Home Insurance and Centre Reinsurance Dublin will enter into a swap agreement intended to ensure that Home Insurance's investment in Gruntal Financial yields at least $155.5 million plus a 7.5% per annum rate of return thereon, subject to certain modifications with respect to certain distributions and sales proceeds of the common and preferred interests of Gruntal Financial. The closing of the Reorganization occurred on March 28, 1997, and did not result in a gain or loss to the Company.

       In connection with the Reorganization, the management of The 1880 Group LLC will enter into management services agreements with The 1880 Group LLC which, in turn, will provide such services to Gruntal
Financial.


STERLING FOREST

       On May 15, 1996 Governors Pataki of New York and Whitman of New Jersey, and Speaker of the House Gingrich, announced an agreement in principle for the purchase and sale of a substantial part of Sterling Forest lands for public parkland. A letter of intent between Sterling Forest, as seller, and Trust for Public Land and Open Space Institute, as purchaser, was signed in June 1996, and a formal contract was signed on February 18, 1997.

       Under the terms of the Purchase and Sale Ageement dated February 18, 1997 between Sterling Forest and Sterling Lake Associates, as seller, and Trust for Public Land and Open Space Institute, as buyers (the "Sterling Forest Agreement"), more than 15,000 acres of Sterling Forest land will be acquired as parkland by the State of New York under the management of the Palisades Interstate Park Commission, at a total acquisition cost of $55 million. Under the Sterling Forest Agreement the buyers have up to two years to raise the funding. The purchase price for any lands not yet acquired, however, will increase annually if the purchase has not been fully consummated by the first anniversary of the agreement. All the funding for the acquisition does not yet appear to be in place, though a total of $49 million has been committed, as of March 28, 1997, by a combination of federal and state governments, and one not-for-profit conservation foundation. Sterling Forest will continue to own approximately 2,200 acres of land and existing improvements, for future sale or development.


16.      INDUSTRY SEGMENT INFORMATION

         Information pertaining to the Company's business segments follows:

($ millions)                                                         1996               1995              1994
                                                                     ----               ----              ----

REVENUES
Net Earned Premiums:
Commercial Accounts Group                                       $      84           $     526        $    1,087
Specialty Lines Group                                                  22                 349               516
Run-off Operations                                                     10                  39                50
                                                                ---------           ---------        ----------
   Net earned premiums                                                116                 914             1,653
Net investment income                                                 146                 219               225
Realized capital gains (losses)                                         9                (225)               16
                                                                ---------           ---------        ----------
   Insurance revenues                                                 271                 908             1,894
Securities broker-dealer operations                                   442                 463               323
                                                                ---------           ---------        ----------
   Total revenues                                               $     713           $   1,371        $    2,217
                                                                =========           =========        ==========

LOSS BEFORE INCOME TAXES
   AND ACCOUNTING CHANGE
Underwriting:
Commercial Accounts Group                                       $    (279)          $    (288)       $      (95)
Specialty Lines Group                                                (250)               (127)             (135)
Run-off Operations                                                   (435)               (690)             (138)
Commutation and assignment of the Stop Loss Treaty                      -                (189)                -
                                                                ---------           ---------        ----------
   Underwriting loss                                                 (964)             (1,294)             (368)
Excess of Loss Reinsurance Agreement                                  372                  14                 -
Net investment income                                                 146                 219               225
Realized capital gains (losses)                                         9                (225)               16
                                                                ---------           ---------        ----------
   Insurance operating loss                                          (437)             (1,286)             (127)
Goodwill writeoff and amortization                                      -                   -              (211)
Securities broker-dealer operations                                    25                  33                10
Corporate interest expense                                            (49)                (46)              (38)
Other expenses                                                          -                 (24)               (8)
                                                                ---------           ---------        ----------
Loss before income taxes
     and accounting change                                      $    (461)          $  (1,323)       $     (374)
                                                                =========           =========        ==========

ASSETS AT YEAR-END
Insurance operations                                            $   4,742           $   5,429        $    6,975
Securities broker-dealer operations                                 2,831               2,553             2,278
Other                                                                  20                  21               23
                                                                ---------           ---------        ----------
   Total assets                                                 $   7,593           $   8,003        $    9,276
                                                                =========           =========        ==========



17.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       Summarized quarterly financial information follows:

                                                       First       Second        Third       Fourth
($ millions, except per share information)            Quarter      Quarter      Quarter      Quarter          Year
                                                      -------      -------      -------      -------          ----

1996

Revenues$                                               240       $    203     $    138      $    132       $  713
Net loss                                                (35)           (40)         (64)         (329)(1)     (468)

1995
Revenues                                            $   511       $    254     $    361      $    245       $ 1,371
Net loss                                                (64)          (474)(3)      (87)         (701)(4)    (1,326)
Weighted average number of shares of
   common stock outstanding (in thousands)           34,774           N.M.         N.M.         N.M.           N.M.
Series A Common Stock data (per share)(2):
   High stock price                                 $  9.75       $  10.13                                  $ 10.13
   Low stock price                                     7.13           8.25         N.M.         N.M.           7.13
                                                    =======       ========     ========      ========       =======


(1) Net loss in the fourth quarter of 1996, includes loss and loss adjustment expense reserve bulk additions of $662 million, partially offset by an increased recoverable of $372 million under the Excess of Loss Reinsurance Agreement.
(2) In connection with the Equity Repurchase transaction, the Series A Common Stock was delisted from the New York Stock Exchange June 13, 1995. There is currently no public market for the Series A Common stock.
(3) Net loss in the second quarter of 1995 includes losses of $409 million related to the Recapitalization.
(4) Net loss in the fourth quarter of 1995 includes incurred losses of $497 million related to Asbestos/Pollution Policies.

N.M. - Not Meaningful.




                                      FINANCIAL STATEMENT SCHEDULES

                                   HOME HOLDINGS INC. AND SUBSIDIARIES
                   SCHEDULE  I  -  SUMMARY OF INVESTMENTS OF INSURANCE COMPANIES OTHER
                                   THAN INVESTMENTS IN RELATED PARTIES
                                             DECEMBER 31, 1996

                                                                                1996                    1995
                                                                     ------------------------ ----------------------

                                                                              Carrying and              Carrying and
                                                                                Estimated                 Estimated
                                                                                  Fair                      Fair
($ millions)                                                         Cost         Value        Cost         Value
                                                                     ----     -----------      ----     -----------

TYPE OF INVESTMENT
Portfolio Swap receivable investments:
    Fixed maturities:
    U. S. Government and agency                                   $     414     $    412     $    563     $     573
    Mortgage-backed                                                     296          292          862           869
    Corporate                                                           375          377          746           760
    Foreign governments                                                  43           45           57            58
    Other                                                                 2            2            2             3
                                                                  ---------     --------     --------     ---------
       Total Fixed maturities                                         1,130        1,128        2,230         2,263
                                                                  ---------     --------     --------     ---------

Equity securities                                                         -            -           12            11
Short-term investments                                                   67           67           66            66
                                                                  ---------     --------     --------     ---------
    Total Swap investments                                        $   1,197        1,195     $  2,308         2,340
                                                                  =========                  ========

Received from (Payable) to Centre Reinsurance Dublin                                  48                       (210)
                                                                                --------                  ---------

    Portfolio Swap Receivable                                                   $  1,243                  $   2,130
                                                                                ========                  =========

Investments not underlying the Swap:
    Fixed maturities                                              $      26     $     28     $     33     $      33
    Equity securities                                                    17           21           24            24
    Short-term investments                                                -            -            2             2
                                                                  ---------     --------     --------     ---------
Total Non-Swap investments                                        $      43           49     $     59            59
                                                                  =========     ========     ========     =========
    Total insurance investments                                                 $  1,292                  $   2,189
                                                                                ========                  =========




                     HOME HOLDINGS INC. (PARENT ONLY)

       SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              BALANCE SHEET
                               DECEMBER 31,

                                                   1996          1995
                                                   ----          ----
($ millions)

ASSETS
Cash                                              $      -      $      -
Other assets                                             3             4
                                                  --------      --------
             Total assets                         $      3      $      4
                                                  ========      ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Corporate debt                                    $    567      $    517
Equity in deficiency of Home Insurance                 947           533
Other liabilities                                       28            31

Stockholders' Deficiency:
Series A preferred stock, $.01
     par value; 170 shares authorized,
     issued and outstanding                              -             -
Common stock, Series A, $.01 par value;
     40,000,000 shares authorized;
     14,114,500 shares outstanding in
     1996 and 1995
Series B convertible stock, $.01 par value;
     15,000,000 shares authorized; 11,425,177
     shares outstanding in 1996 and 1995                 -             -
Paid-in capital                                        777           777
Deficit                                             (2,320)       (1,852)
Unrealized losses on insurance investments               6             -
Unrealized currency translation adjustments             (2)           (2)
                                                  --------      --------
     Total stockholders' deficiency                 (1,539)       (1,077)
                                                  --------      --------
     Total liabilities and stockholders'
       deficiency                                 $      3      $      4
                                                  ========      ========




                           STATEMENT OF INCOME
                         YEAR ENDED DECEMBER 31,

($ millions)                            1996          1995        1994
                                        ----          ----        ----

Equity in loss of Home
  Insurance(a)                     $    (419)    $  (1,259)    $  (132)
Goodwill writeoff                          -             -        (206)
Interest expense                         (49)          (46)        (38)
Other expenses                             -           (21)         (9)
                                   ---------     ---------     --------
         Net loss                  $    (468)    $  (1,326)    $  (385)
                                   =========     =========     ========

         Loss attributable to
           common stockholders     $    (468)    $  (1,326)    $  (385)
                                    =========     =========     ========


(a) Equity in loss of Home Insurance includes common dividends of nil in 1996 and 1995 and $77 million in 1994.



                                   HOME HOLDINGS INC. (PARENT ONLY)

              SCHEDULE II  -  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                                      STATEMENT OF CASH FLOWS
                                      YEAR ENDED DECEMBER 31,

                                                                    1996            1995          1994
                                                                    ----            ----          ----
($ millions)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                       $    (468)     $    (1,326)     $    (385)
Adjustments to reconcile net loss to
    net cash used for operating activities:
Equity in loss of Home Insurance                                     419            1,259            132
Goodwill writeoff                                                      -                -            206
Other, net                                                            (1)              (4)            (7)
                                                               ---------      -----------      ---------
      Net cash used for operating activities                         (50)             (71)           (54)
                                                               ---------      -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Common and preferred dividends received from Home Insurance            -                -             77
Investments in and advances from Home Insurance, net                   -                1              1
Other                                                                  -                1             (6)
                                                               ---------      -----------      ---------
      Net cash provided by investing activities                        -                2             72
                                                               ---------      -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Preferred stock issuance                                               -               98              -
Repurchase of stock                                                    -              (92)            (1)
Increase in corporate debt                                            50              240              -
Decrease in corporate debt                                             -             (170)          (103)
Other                                                                  -               (8)            (2)
                                                               ---------      -----------      ---------
      Net cash provided by (used for) financing activities            50               68           (106)
                                                               ---------      -----------      ---------
      Net decrease in cash                                             -               (1)           (88)
Cash at beginning of year                                              -                1             89
                                                               ---------      -----------      ---------
      CASH AT END OF YEAR                                      $       -      $         -      $       1
                                                               =========      ===========      =========





                                HOME HOLDINGS INC. AND SUBSIDIARIES

                       SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                     YEAR ENDED DECEMBER 31,

                                                       1996             1995              1994
                                                       ----             ----              ----
($ millions)

Deferred Policy Acquisition Cost:
    Commercial Accounts Group                       $       -         $      20        $      74
    Specialty Lines Group                                   -                12               44
                                                    ---------         ---------        ---------
                                                    $       -         $      32        $     118
                                                    =========         =========        =========

Unpaid Losses and Loss Adjustment Expenses:
    Commercial Accounts Group                       $   1,887         $   2,630        $   2,910
    Specialty Lines Group                               1,575             1,408            1,440
    Run-off Operations                                  2,225             1,776            1,223
                                                    ---------         ---------        ---------
         Gross unpaid losses and loss
             adjustment expenses                        5,687             5,814            5,573
    Ceded                                              (1,842)(a)        (1,791)(a)       (2,294)
                                                    ---------         ---------        ---------
         Net                                        $   3,845         $   4,023        $   3,279
                                                    =========         =========        =========

Unearned Premiums:
    Commercial Accounts Group                       $       9         $      84        $     486
    Specialty Lines Group                                   -                49              299
    Run-Off Operations                                      -                 8               19
                                                    ---------         ---------        ---------
         Gross unearned premiums                            9               141              804
    Ceded                                                  (1)              (24)            (135)
                                                    ---------         ---------        ---------
         Net                                        $       8         $     117        $     669
                                                    =========         =========        =========

Net Earned Premiums:
    Commercial Accounts Group                       $      84         $     526        $   1,087
    Specialty Lines Group                                  22               349              516
    Run-off Operations                                     10                39               50
                                                    ---------         ---------        ---------
                                                    $     116         $     914        $   1,653
                                                    =========         =========        =========

(a) Excludes ceded unpaid losses of $787 million and $415 million in 1996 and 1995, respectively, relating to the Excess of Loss Rein-surance Agreement. See note 7 to the consolidated financial statements.



                               HOME HOLDINGS INC. AND SUBSIDIARIES

                  SCHEDULE III  -  SUPPLEMENTARY INSURANCE INFORMATION (CONTINUED)
                                     YEAR ENDED DECEMBER 31,

                                                  1996             1995              1994
                                                  ----             ----              ----
($ millions)

Losses and Loss Adjustment Expenses:
    Commercial Accounts Group                  $     282        $       535       $       866
    Specialty Lines Group                            242                389               540
    Run-off Operations                               436                665               166
    Commutation and assignment of the
         Stop Loss Treaty                              -                189                 -
    Excess of Loss Reinsurance Agreement            (372)               (14)                -
                                               ---------        -----------       -----------
                                               $     588        $     1,764       $     1,572
                                               =========        ===========       ===========


Amortization of Deferred Policy
  Acquisition Costs:
    Commercial Accounts Group                  $      20        $        74       $        86
    Specialty Lines Group                             12                 44                33
    Run-off Operations                                 -                  -                 5
                                               ---------        -----------       -----------
                                               $      32        $       118       $       124
                                               =========        ===========       ===========

Other Expenses:
    Commercial Accounts Group                  $      56        $       245       $       230
    Specialty Lines Group                             23                 54                78
    Run-off Operations                                 9                 13                17
                                               ---------        -----------       -----------
                                               $      88        $       312       $       325
                                               =========        ===========       ===========

Net Written Premiums:
    Commercial Accounts Group                  $       -        $       161       $     1,010
    Specialty Lines Group                              -                162               532
    Run-off Operations                                 1                 39                45
                                               ---------        -----------       -----------
                                               $       1        $       362       $     1,587
                                               =========        ===========       ===========





                                          HOME HOLDINGS INC. AND SUBSIDIARIES

                                               SCHEDULE IV - REINSURANCE
                                                YEAR ENDED DECEMBER 31,

                                                                       Assumed                      Percentage
                                                     Ceded              from                         of Amount
                                    Direct         to Other             Other            Net          Assumed
                                    Amount         Companies          Companies        Amount         to Net
                                  -----------------------------------------------------------------------------
($ millions)

Earned Premiums:

1996                              $      48        $    45           $    113         $     116           97%

1995                                    715            331                530               914           58(a)

1994                                  1,988            499                164             1,653           10



(a) Increase in percentage of amount assumed to net resulted primarily from the Company's entering into a Facility Agreement, as discussed in note 3 to the consolidated financial statements.




                       HOME HOLDINGS INC. AND SUBSIDIARIES

               SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING
            CONSOLIDATED PROPERTY AND CASUALTY INSURANCE OPERATIONS
                   AS OF AND FOR THE YEAR ENDED DECEMBER 31,

                                                               1996          1995         1994
                                                               ----          ----         ----
($ millions)

Deferred policy acquisition costs                         $       -     $      32    $     118
Unpaid losses and loss adjustment expenses                    5,687         5,814        5,573
Discount deducted from unpaid losses and
    loss adjustment expenses                                    134           184          203
Unearned premiums                                                 9           141          804
Net earned premiums                                             116           914        1,653
Insurance net investment income                                 146           219          225
Losses and loss adjustment expenses incurred
    related to:
      Current year                                              196           851        1,349
      Prior years                                               764           927          223
Amortization of deferred policy acquisition costs                32           118          124
Paid losses and loss adjustment expenses                      1,138         1,034        1,536
Net written premiums                                              1           362        1,587

Workers' compensation pension liabilities discount rate         7.5%          7.5%        7.5%




PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       Set forth below is a list showing the names, ages and positions of all directors and executive officers of the Company, as of March 25, 1997. The Board of the Company is classified into three classes each class consisting, as nearly as possible, of one-third of the total number of directors. The term of the Class I directors terminates on the date of the 1997 annual meeting of the stockholders; the initial term of the Class II directors terminates on the date of the 1998 annual meeting of stockholders; and the initial term of the Class III directors terminates on the date of the 1996 annual meeting of stockholders. At each annual meeting, successor directors to the class whose term has expired will be elected for a three-year term. Executive officers of the Company serve at the pleasure of the Board of Directors.

      Name                  Age    Office

Jan E.G. Bruneheim          42     Class II Director

Steven D. Germain           43     Class I Director, President and
                                     Chief Executive Officer
Michael D. Palm             45     Class III Director
Zaid O.B. Pedersen          49     Class II Director


       Set forth below is certain information concerning the directors and executive officers of the Company as of March 25, 1997.

       Mr. Pedersen has served as a director of the Company since
January, 1994. Mr. Bruneheim has served as director of the Company since February 1995 and Messrs. Germain and Palm have served as directors of the Company since June 1995.

       Mr. Bruneheim resigned as President and Chief Executive Officer of the Company on April 15, 1996. He also has served as Senior Vice President and General Manager of the Run-off Division of Trygg-Hansa since 1995. He previously served as Executive Vice President of Securum AB from 1992 to 1995. Prior thereto he worked for Swedish Match on a consultancy basis from 1990 to 1991. From 1988 to 1990 he was Vice President, Corporate Development of Independent Finance.

       On April 15, 1996 the Board of Directors of the Company appointed John C. Vlahoplus to serve as President and Chief Executive Officer of the Company, replacing Jan Bruneheim of Trygg-Hansa, who resigned April 15, 1996. Mr. Vlahoplus was Vice President of Zurich Centre ReSource Limited and previously was an attorney with Sullivan & Cromwell. He resigned as President and Chief Executive Officer on December 10, 1996.

       Mr. Germain was appointed President and Chief Executive Officer of the Company on January 9, 1997. He had been Secretary and General Counsel of the Company since June, 1995 and resigned from such position on May 20, 1996. He also has served as Managing Director of Zurich Centre ReSource Limited and General Counsel of Zurich Centre Investments Limited and its wholly owned subsidiaries since 1994. Since 1988, Mr. Germain has served as General Counsel of the Centre Reinsurance Group of Companies. Mr. Germain also serves on the Board of Directors of Superior National Insurance Company (a California workers' compensation insurer).

       Mr. Palm has been Executive Vice President of Centre Reinsurance Limited since its founding in 1987. He also serves as Executive Vice President of Zurich Centre Investments Limited since March 1994 and Chief Executive Officer of Centre Reinsurance Holdings Limited. since September 1995. Mr. Palm also serves on the Board of Directors of Zurich Reinsurance Centre Holdings, Inc.

       Mr. Pedersen has been Executive Vice President and Controller of Trygg-Hansa since 1993. Prior thereto he served as Senior Vice President and Controller of Trygg-Hansa from 1980 to 1993.


COMMITTEES OF THE BOARD OF DIRECTORS

       The Board of Directors may, from time to time, establish certain committees to facilitate the management of the Company, but currently there are no committees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

       Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers and persons who beneficially own more than ten percent of the Company's Series A Common Stock to report their ownership of and transactions in the Company's Series A Common Stock to the Securities and Exchange Commission and to the New York Stock Exchange. Copies of these reports are also required to be supplied to the Company. Based solely on a review of the copies of such reports received by the Company and written representations that no other reports were required, the Company believes that all such filing requirements were satisfied for the year ended December 31, 1996.

ITEM 11.      EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

       Directors in office from January 1, 1996 to December 31, 1996 did not receive any fees for service on the Boards of Directors of the Company or Home Insurance or for service on any committees thereof. It is not contemplated that any such fees will be paid during 1997.

       The following table shows the aggregate cash compensation for services in all capacities to the Company and its subsidiaries for the years ended December 31, 1996, 1995 and 1994 for those persons who were, at December 31, 1996, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company:


                          Summary Compensation Table

                                             Annual Compensation
                              --------------------------------------------------
                                                                       Other
       Name and                                                        Annual               All Other
  Principal Position          Year(1)    Salary        Bonus      Compensation(2)       Compensation(3)

Jan E.G. Bruneheim(4)         1996       $  228,000                 $    193,677           $ 12,786
   Former President and       1995       $  199,500                 $    145,033           $ 11,715
   Chief Executive Officer
   of the Company


(1)    Compensation for Mr. Bruneheim commenced in June 1995.

(2) Mr. Bruneheim's other annual compensation includes $69,258 and $55,567 in 1996 and 1995, respectively, which represents reimbursement of housing expenses. There is no other perquisite or other benefit included which exceeds 25% of the total amount of other annual compensation in this column.

(3) The amounts in this column represent premiums on executive supplementary insurance benefits in the amounts of $12,786 and $11,715 for Mr. Bruneheim for 1996 and 1995, respectively. Amount paid in 1996 to Mr. Bruneheim's behalf for the pension plan was $2,138.

(4)    Mr.Bruneheim resigned as President and Chief Executive
       Officer on April 15, 1996.

Pursuant to REM's services agreement with the Company, REM provides management services to the Company. The Company pays fees to REM for these services.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                        OWNERSHIP OF CAPITAL STOCK

       The following table sets forth (to the extent known to the Company) certain information regarding the beneficial ownership of the Company's Series A Common Stock, excluding 9,284,201 shares of Series A Common Stock held in treasury, as of March 1, 1997: (a) by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Series A Common Stock, (b) by each executive officer of the Company named in the Summary Compensation Table contained in this report, (c) by each director, and (d) by all directors, and executive officers of the Company as a group.



                                                   Amount and
Name and Address of                                 Nature of            Percentage
Beneficial Owner                             Beneficial Ownership(1)    of Class(1)(2)
--------------------                         -----------------------    --------------
Trygg-Hansa AB (indirectly through
its subsidiary Trygg-Hansa Holding B.V.)....      21,340,832(3)            83.56%
Fleminggatan 18
S-106 26 Stockholm
Sweden

Trygg-Hansa omsesidig livforsakring(4)......      21,340,832               83.56%
Fleminggatan 18
S-106 26 Stockholm
Sweden

Forsakringsbolaget SPP, omsesidigt(4).......      21,340,832               83.56%
Regeringatan 107
S-103 73 Stockholm
Sweden

Zurich Home Investments Limited(5)..........       2,514,326(6)             9.85%
Cumberland House
One Victoria Street
P.O. Box HM1788
Hamilton, HM HX Bermuda

Centre Reinsurance (Bermuda) Limited(7).....       1,531,556                6.0%
Cumberland House
One Victoria Street
P.O. Box HM 1788
Hamilton, HM HX Bermuda

----------------

All Directors and Executive Officers........            -                   -

(1) Trygg-Hansa and Centre Re might be deemed to be members of a "group" as that term is used in Section 13(d)(3) of the Exchange Act. The group members might be deemed to collectively beneficially own 22,872,388 shares, representing approximately 95% of the outstanding shares of Series A Common Stock (including shares deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act). The share ownership reflected in this table includes only shares owned beneficially by each individual group member, and excludes shares owned by virtue of group membership.

(2) Including (i) 11,091,844 shares which Trygg-Hansa has the right to acquire, and (ii) 333,333 shares which ZHI has, the right to acquire upon conversion of the Series B Convertible Stock and which are deemed outstanding for purposes of Rule 13d-3(d)(1) under the Exchange Act.

(3) Includes (i) 10,248,988 shares of Series A Common Stock owned of record and beneficially by Trygg-Hansa, and (ii) 11,091,844 shares which Trygg-Hansa has the right to acquire upon conversion of the 11,091,844 shares of Series B Convertible Stock owned by it.

(4) Trygg-Hansa omsesidig livforsakring and Forsakringsbolaget SPP, omsesidigt may be deemed, because of their shared control over Trygg-Hansa to own beneficially the aggregate number of Series A Common Stock beneficially owned by Trygg-Hansa.

(5) ZHI might be deemed to beneficially own 24,005,721 shares of Series A Common Stock, representing approximately 94% of the outstanding shares (including shares deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act), because of its ability, pursuant to the Securityholders' Agreement, to restrict the transfer and voting of shares of Series A Common Stock by Trygg-Hansa.

(6) Includes (i) 800,000 shares of Series A Common Stock owned of record and beneficially by ZHI, and (ii) 333,333 shares which ZHI has the right to acquire upon conversion of the 333,333 shares of Series B Convertible Stock owned by it.

(7) Zurich might be deemed to beneficially own those shares of Series A Common Stock beneficially owned by Centre Re, by virtue of Zurich's indirect ownership of all of the shares of voting stock of Centre Re and the fact that Centre Re is a party to the Governance Agreement. Zurich might be deemed to beneficially own 24,253,381 shares of Series A Common Stock, representing approximately 95% of the outstanding shares (including shares deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange
       Act).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

RECAPITALIZATION AGREEMENT AND RELATED AGREEMENTS

       The Company, Trygg-Hansa, Zurich, ZCI, IP and ZHI are parties to the Recapitalization Agreement, dated as of February 9, 1995, as subsequently amended. For a summary of the Recapitalization Agreement and other agreements entered into among the Company and the other parties in connection with the Recapitalization Agreement, including the Facility Agreement between the Company, Trygg-Hansa and Zurich and the amendments thereto, see notes 1 and 3 to the consolidated financial statements. Additionally, Risk Enterprise Management Limited, which is a subsidiary of Zurich, is party to a Services Agreement with the Company. See "Business - Recapitalization Agreement and Related Agreements."

AGGREGATE EXCESS OF LOSS REINSURANCE AGREEMENT AND STOP LOSS TREATY

       In connection with the Recapitalization, Home Insurance commuted or assigned its right to receive payment under the Stop Loss Treaty, with a group of reinsurers including Centre Reinsurance Limited, Zurich International (Bermuda) Ltd. and Trygg-Hansa Insurance Company Limited ("THI"), a wholly owned subsidiary of Trygg-Hansa. Also, Home Insurance purchased an Aggregate Excess of Loss Reinsurance Agreement with Centre Reinsurance Dublin, an indirect subsidiary of Zurich. Mr. Germain who serves as President, Chief Executive Officer and director of the Company, and Mr. Palm, who serves as director of the Company, also have positions in the Centre Reinsurance Group of Companies, which includes Centre Reinsurance Dublin. Mr. Germain serves as General Counsel of the Centre Reinsurance Group of Companies and Mr. Palm serves as Executive Vice President of Centre Reinsurance Limited, Executive Vice President of ZCI and Chief Executive Officer of Centre Reinsurance Holdings Limited.

PARTNERSHIP AGREEMENT OF REINSURANCE

       Home Insurance and THI entered into a Partnership Agreement of Reinsurance, dated June 19, 1992 which provided that each company will issue locally-admitted policies in territories or jurisdictions where the company is licensed when requested to do so by the other party provided the risk meets the issuing company's underwriting standards. Home Insurance also entered into a similar agreement, dated May 13, 1992 with Industrial Insurance Company, a former stockholder. With the cessation of underwriting at Home Insurance, the partnership agreements with THI and Industrial Insurance Company ceased to be active. Although no premiums were ceded to THI and Industrial Insurance Company in 1996, each Company continues to service the run-off of policies issued.


REINSURANCE

       As part of the restructuring of its catastrophe reinsurance arrangements, Home Insurance entered into a property catastrophe reinsurance agreement, effective from August 11, 1995, to March 31, 1996, with Centre Cat Limited. The premium for this reinsurance was $3 million.

DIRECTORS' AND OFFICERS' INSURANCE

       Prior to June 30, 1996, the Company and Trygg-Hansa had together purchased, from an unaffiliated insurer, directors' and officers' insurance coverage insuring directors and officers of all their affiliated companies. The Company recorded an expense, relating to this coverage, of $2.6 million, $2.9 million, $2.4 million, $3.4 million and $3.9 million in 1996, 1995, 1994 and 1993, respectively, for its share of the cost of this coverage. As of July 1, 1996, the Company purchased a separate policy.

       The Company believes that all of the transactions described above were at prices and on terms which were no less favorable to the Company than could have been available in similar transactions with unrelated parties. Future transactions with related parties will be on terms no less favorable than could be obtained from unrelated parties and material transactions, if any, will be approved by the Board of Directors of the Company.

SECURITYHOLDERS' AGREEMENT

       Trygg-Hansa, Trygg-Hansa omsesidig livforsakring, Industrial Insurance Company, Centre Re (Bermuda), and the Bishop Estate are parties to a Governance Agreement. The Governance Agreement has not been terminated, however, the parties to the Securityholders' Agreement described below have agreed that Trygg-Hansa will exercise its voting rights under the Governance Agreement and will otherwise take, and cause the Company to take all actions permitted under the Governance Agreement or the Certificate and the Company's by-laws so that, to the extent possible, the purpose and intent of the Securityholders' Agreement are effectuated.

       The following description of the Securityholders' Agreement is qualified in its entirety by the provisions of the Securityholders' Agreement, a copy of which is filed herewith as an exhibit.

       Pursuant to the Recapitalization Agreement, on June 12, 1995, the closing date of the Recapitalization, the Company, Trygg-Hansa, ZHI, IP and Centre Re (Bermuda) entered into a Securityholders' Agreement (the "Securityholders' Agreement") which contains certain corporate governance provisions relating to the Company. Among such provisions, the Securityholders' Agreement provides that the Board of Directors of the Company will consist of at least eight, however the Securityholders' Agreement is in the process of being amended to provide for a minimum of four directors. Pursuant to the amendment, ZHI and its permitted transferees and Trygg-Hansa and its permitted transferees will each have the right to designate two of such directors. If the number of directors is increased above four, ZHI and its permitted transferees will have the right to designate the additional director(s). ZHI and Trygg-Hansa are also entitled to appropriate representation on any Committee of the Board of Directors of the Company and on the boards of directors of Home Insurance. If certain warrants are not exercised on or prior to their expiration date, Trygg-Hansa thereafter has the right to appoint a majority of the members of the board of directors (and any committees thereof) of the Company and Home Insurance.

       Trygg-Hansa has further agreed that, at any time after the first anniversary of the Closing Date and until December 31, 2003, it will vote its shares of Common Stock in the manner designated by ZHI with respect to a merger or consolidation of the Company.

       The Securityholders' Agreement also provides that the Company will not take, and ZHI and Trygg-Hansa will cause the Company not to take or approve, certain actions (other than as expressly provided for in the Recapitalization Agreement) without the prior written consent of a majority of the directors designated by each of ZHI and Trygg-Hansa. The approval rights of ZHI and Trygg-Hansa with respect to certain transactions terminate at such time as ZHI or Trygg-Hansa and their respective permitted transferees cease to own and/or have the right to acquire at least 5% of the outstanding shares on a fully diluted basis.

       There are also certain restrictions on the rights of Trygg-Hansa and ZHI to transfer securities, and Trygg-Hansa and ZHI have certain sale and purchase options with respect to the shares of Common Stock owned by Trygg-Hansa.

PROVISIONS OF CHARTER RELATING TO CORPORATE OPPORTUNITIES AND
INTERESTED DIRECTORS

       In order to address certain potential conflicts of interest between the Company and Trygg-Hansa, International Insurance Investors, and Centre Re (collectively, the "Insurance Company Stockholders"), the Charter contains provisions regulating and defining the conduct of certain affairs of the Company as they may involve the Insurance Company Stockholders and their respective officers and directors, and the powers, rights, duties and liabilities of the Company and its officers, directors and stockholders in connection therewith. In general, these provisions recognize that the Company and the Insurance Company Stockholders may engage in the same or similar business activities and lines of business and have an interest in the same corporate opportunities and that the Company and the Insurance Company Stockholders will continue to have certain contractual and business relations with each other (including service of directors and officers of the Insurance Company Stockholders as directors and officers of the Company).

       The Charter provides that the Insurance Company Stockholders shall have no duty to refrain from (i) engaging in the same or similar business activities or lines of business as the Company, (ii) doing business with any client or customer of the Company or (iii) employing or otherwise engaging any officer or employee of the Company. Accordingly, no Insurance Company Stockholder nor any officer or director thereof (except as provided in the following paragraph) will be liable to the Company or to its stockholders for breach of any fiduciary duty by reason of any such activities. The Charter also provides that no Insurance Company Stockholder is under any duty to present any corporate opportunity to the Company which may be a corporate opportunity for such Insurance Company Stockholder and the Company, and such Insurance Company Stockholder will not be liable to the Company or its stockholders for breach of any fiduciary duty as a stockholder of the Company by reason of the fact that such Insurance Company Stockholder pursues or acquires such corporate opportunity for itself, directs such corporate opportunity to another person or does not present such corporate opportunity to the Company.

       Where persons who are directors or officers of both the Company and an Insurance Company Stockholder acquire knowledge of a potential transaction or matter which may be a corporate opportunity for both the Company and such Insurance Company Stockholder, the Charter provides that such directors or officers of the Company (a) shall have fully satisfied their fiduciary duties to the Company and its stockholders with respect to such corporate opportunity, (b) shall not be liable to the Company or its stockholders for breach of fiduciary duty by reason of such Insurance Company Stockholder's actions with respect to such corporate opportunity,
(c) shall, for proposes of the Charter, be deemed to have acted in good faith and in a manner such officers and directors believed to be in and not opposed to the best interests of the Company and (d) shall, for purposes of the Charter, be deemed not to have breached their duties of loyalty to the Company or its stockholders or to have derived an improper personal benefit therefrom, if such persons act in good faith in a manner consistent with the following policy. A corporate opportunity offered to any person who is a director or an officer of the Company and who is also a director or an officer of an Insurance Company Stockholder shall belong to the Company only if such opportunity is expressly offered to such person solely in his capacity as a director or an officer of the Company, and otherwise shall belong to such Insurance Company Stockholder.

       Presently, Messrs. Bruneheim and Pedersen who are officers of Trygg-Hansa, serve as directors of the Company.

       For purposes of the Charter, "corporate opportunities" include business opportunities which the Company is financially able to undertake, which are, from their nature, in the Company's line of business, are of practical advantage to it and are ones in which it has an interest or a reasonable expectancy, and in which, by embracing the opportunities, the self-interest of an Insurance Company Stockholder or its officers or directors will be brought into conflict with that of the Company.

       The Charter also provides that no contract, agreement, arrangement or transaction between the Company and an Insurance Company Stockholder, an entity in which a director of the Company has a financial interest (a "Related Entity") or a director or officer of the Company, an Insurance Company Stockholder or any Related Entity shall be void or voidable solely for the reason that an Insurance Company Stockholder, a Related Entity or any one or more of the officers or directors of the Company, the Insurance Company Stockholder or any Related Entity are parties thereto, or solely because any such directors or officers are present at, participate in or vote with respect to the authorization of the contract, agreement, arrangement or transaction, and that the Insurance Company Stockholder, any Related Entity and such directors and officers (a) shall have fully satisfied and fulfilled their fiduciary duties to the Company and its stockholders with respect thereto, (b) shall not be liable to the Company or its stockholders for any breach of fiduciary duty by reason of the entering into, performance or consummation of any such contract, agreement, arrangement or transaction, (c) shall, for purposes of the Charter, be deemed to have acted in good faith and in a manner such persons reasonably believed to be in and not opposed to the best interests of the Company and (d) shall, for purposes of the Charter, be deemed not to have breached their duties of loyalty to the Company and its stockholders and not to have derived an improper personal benefit therefrom; if:

       (i) the material facts as to the contract, agreement, arrangement or transaction are disclosed or are known to the Board or the committee thereof which authorizes the contract, agreement, arrangement or transaction, and the Board or such committee in good faith authorizes the contract, agreement, arrangement or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or

       (ii) the material facts as to the contract, agreement, arrangement or transaction are disclosed or are known to the holders of a majority of the then outstanding Common Stock of the Company entitled to vote thereon, and the contract, agreement, arrangement or transaction is specifically approved in good faith by vote of the holders of a majority of the then outstanding Common Stock of the Company not owned by the Insurance Company Stockholder or a Related Entity, as the case may be.

       Any person purchasing or otherwise acquiring any interest in any shares of capital stock of the Company will be deemed to have notice of and to have consented to such provisions of the Charter.

       Although the Company does not anticipate any material adverse effect to occur as a result of the foregoing provisions, it is impossible to predict whether any transaction or event will occur in the future that may implicate such provisions. Accordingly, there can be no assurance that the application of the foregoing provisions will not have a material adverse effect on the Company.

       Delaware law permits corporations to enact charter provisions that define the nature of the relationship among a corporation, its directors and its stockholders as they wish, so long as such provisions are not contrary to settled public policy or a statutory enactment. The Company is not aware of any settled public policy or statutory enactment prohibiting stockholders from clarifying and/or defining those opportunities in which a corporation may have an interest. The Company is aware of one decision of the Delaware Chancery Court which held that a provision similar in many respects to the Charter provisions described above could operate to eliminate or limit the liability of a director for breach of fiduciary duty. However, the Company believes the factors of that case, which contemplated a scenario in which a director acted in bad faith, would not be relevant to the Company's Charter provisions, which only protect a director acting in good faith. Accordingly, the Company believes that the Charter provisions described in the preceding paragraph are consistent with Delaware law.

       The Charter provisions may have the effect of limiting remedies of the Company and its stockholders at law or in equity in certain circumstances; however, because the Delaware courts have not conclusively determined the validity or enforceability of such provisions, the Company is unable to determine the extent to which, if any, such provisions otherwise limit such remedies. These provisions do not limit stockholder remedies, if any, predicated on claims arising under the federal securities laws.

       Finally, it is the belief of the Company that, if the Charter provisions described above were ruled invalid or unenforceable, the Company and its directors and stockholders would be placed in the same legal position that they would have been in had the Charter provisions never been adopted.

       Prior to the first date that Trygg-Hansa and its permitted transferees cease to have beneficial ownership of 25% or more of the then outstanding shares of common stock (the "Trigger Date"), the affirmative vote of the holders of more than 75% of the outstanding shares of Series A Common Stock is required to amend or repeal or adopt any provision inconsistent with the Charter provisions described above. Accordingly, prior to the Trigger Date, Trygg-Hansa can prevent any such alteration, adoption, amendment or repeal.



PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this report:

        1.   Financial Statements
             The list of financial statements appears in the accompanying index on page 49.

        2.   Financial Statement Schedules
             The list of financial statement schedules appears in the accompanying index on page 49.

        All other schedules have been omitted because they are not applicable.

        3.      Exhibits

                 2.1 Reorganization Agreement dated February 24, 1997 between Gruntal Financial Corp. ("GFC") and The 1880 Group LLC ("The 1880 Group") (incorporated by reference to the Company's Report on Form 8-K filed on February 25, 1997).

                 2.2 Order of Supervision dated March 3, 1997 issued by the State of New Hampshire Insurance
                          Department (incorporated by reference to the Company's Report on Form 8-K filed on March 4,
                          1997).

                 3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-69308).

                 3.2 Amended By-Laws of the Company (incorporated by reference to the Company's Registration
                          Statement on Form S-1, File No. 33-69308).

                 10.1 Recapitalization Agreement, dated as of February 9, 1995 by and among the Company, Trygg-Hansa AB ("Trygg-Hansa"), Zurich Insurance Company ("Zurich"), Zurich Centre Investments Limited, Insurance Partners Advisors, L.P. and ZCI Investments Limited (incorporated by reference to the Company's Report on Form 8-K filed on February 13, 1995).

                 10.2 Amended and Restated Purchase Agreement, (formerly Note Purchase Agreement) dated as of April 26, 1995 (incorporated by reference to Amendment No. 1 to the Company's Schedule 13E-4).

                 10.3 Interest Deferral Agreement, dated as of February 9, 1995 by and between the Company and Trygg-Hansa (included in Exhibit 10.1).

                 10.4 Amended and Restated Note Exchange Agreement, dated as of April 26, 1995 (incorporated by reference to Amendment No. 1 to Schedule 13E-4).

                 10.5 Amended and Restated Standby Working Capital Credit Agreement, dated as of April 26, 1995 (incorporated by reference to Amendment No. 1 to Schedule 13E-4).

                 10.6     Amendment No. 1 to the Recapitalization
                          Agreement dated as of March 24, 1995
                          (incorporated by reference to the Company's
                          Report on Form 8-K filed April 6, 1995).

                 10.7     Amendment No. 2 to the Recapitalization
                          Agreement dated as of March 24, 1995
                          (incorporated by reference to the Company's
                          Report on Form 8-K filed March 27, 1995).

                 10.8     Amendment No. 3 to the Recapitalization
                          Agreement dated as of April 6, 1995.
                          (incorporated by reference to Exhibit 10.1(g) of the Company's Form 10-K for the fiscal year ended December 31, 1994, File No. 0-19347).

                 10.9 Amendment No. 4 to the Recapitalization Agreement, dated as of April 24, 1995 (incorporated by reference to the Company's
                          Schedule 13E-4 dated April 25, 1995).

                 10.10    Amendment No. 5 to the Recapitalization
                          Agreement, dated as of May 16, 1995
                          (incorporated by reference to Amendment No. 1 to the Company's Schedule 13E-4).

                 10.11 Loan Documentation dated as of March 31, 1995 between the Company and ZCI Investments Limited. (incorporated by reference to Exhibit 10.1(h) of the Company's Form 10-K for the fiscal year ended December 31, 1994, File No. 0-19347).

                 10.12 Agreement dated as of April 7, 1995 among ZCI Investments Limited, Zurich Centre Investments Limited, the Company and each of the members of the Ad Hoc Committee of Senior Note Holders of the Company who are signatories thereto. (incorporated by reference to Exhibit 10.1(i) of the Company's Form 10-K for the fiscal year ended December 31, 1994, File No. 0-19347).

                 10.13 Facultative Reinsurance Facility Agreement, dated December 24, 1994 by and among Zurich, the Company and Trygg-Hansa. (incorporated by reference to Exhibit 10.2 of the Company's Form 10-K for the fiscal year ended December 31, 1994, File No. 0-19347).

                 10.14 Amendment No. 1 to Facultative Reinsurance Facility Agreement, dated as of February 9, 1995 by and among Zurich, the Company and Trygg-Hansa. (incorporated by reference to
                          Exhibit 10.2(a) of the Company's Form 10-K for the fiscal year ended December 31, 1994, File No. 0-19347).

                 10.15 Amendment No. 2 to Facultative Reinsurance Facility Agreement dated as of June 12, 1995 by and among Zurich, the Company and Trygg-Hansa (incorporated by reference to Exhibit 10.15 of the Company's Form 10-K for the fiscal year ended December 31, 1995, File No. 0-19347).

                 10.16 Services Agreement dated as of June 12, 1995 by and among Risk Enterprise Management Limited, Zurich Centre Investments Limited, the Company, The Home Insurance Company and its insurance subsidiaries (incorporated by reference to
                          Exhibit 10.16 of the Company's Form 10-K for the fiscal year ended December 31, 1995, File No. 0-19347).

                 10.17 Investment Management Agreement dated as of June 12, 1995 by and among Centre Investment Services Limited, Zurich Centre Investments Limited, the Company, The Home Insurance Company and its insurance subsidiaries (incorporated by reference to Exhibit 10.17 of the Company's Form 10-K for the fiscal year ended December 31, 1995, File No. 0-19347).

                 10.18 Commutation Agreement dated as of June 12, 1995 by and among The Home Insurance Company and its insurance subsidiaries, Centre Reinsurance Limited and Zurich International Bermuda Limited (incorporated by reference to Exhibit
                          10.18 of the Company's Form 10-K for the fiscal year ended December 31, 1995, File No. 0-19347).

                 10.19 Aggregate Excess of Loss Reinsurance Agreement dated as of June 12, 1995 by and between The Home Insurance Company and Centre Reinsurance International Company (incorporated by reference to Exhibit 10.19 of the Company's Form 10-K for the fiscal year ended December 31, 1995, File No. 0-19347).

                 10.20 Assignment Agreement dated as of June 12, 1995 among The Home Insurance Company and its insurance subsidiaries (incorporated by reference to Exhibit 10.20 of the Company's Form 10-K for the fiscal year ended December 31, 1995, File No. 0-19347).

                 10.21 Amendment No. 1 to Aggregate Excess of Loss Reinsurance Agreement dated December 29, 1995 (incorporated by reference to Exhibit 10.21 of the Company's Form 10-K for the fiscal year ended December 31, 1995, File No. 0-19347).

                 10.22 Letter Agreement dated December 26, 1995 from Zurich Centre Investments Limited to The Home Insurance Company (incorporated by reference to Exhibit 10.22 of the Company's Form 10-K for the fiscal year ended December 31, 1995, File No. 0-19347).

                 10.23 Guaranty Agreement dated as of June 12, 1995 by Zurich Insurance Company for the benefit of The Home Insurance Company (incorporated by reference to Exhibit 10.23 of the Company's Form 10-K for the fiscal year ended December 31, 1995, File No. 0-19347).

                 10.24 Amendment No. 1 to Guaranty Agreement dated as of December 26, 1995 (incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the fiscal year ended December 31, 1995, File No. 0-19347).

                 10.25 Renewal Rights Agreement dated as of June 12, 1995 among Zurich Insurance Company, The Home Insurance Company and its insurance subsidiaries (incorporated by reference to
                          Exhibit 10.25 of the Company's Form 10-K for the fiscal year ended December 31, 1995, File No. 0-19347).

                 10.26 Portfolio Value Swap Agreement dated as of June 12, 1995 by and between Centre Reinsurance International Company, The Home Insurance Company and its insurance subsidiaries (incorporated by reference to Exhibit 10.26 of the Company's Form 10-K for the fiscal year ended December 31, 1995, File No. 0-19347).

                 10.27 Amendment No. 1 to Portfolio Value Swap Agreement with Home operating companies dated December 26, 1995 (incorporated by reference to
                          Exhibit 10.27 of the Company's Form 10-K for the fiscal year ended December 31, 1995, File No. 0-19347).

                 10.28 Portfolio Value Swap Agreement by and between Centre Reinsurance International Company and the Company (incorporated by reference to Exhibit 10.28 of the Company's Form 10-K for the fiscal year ended December 31, 1995, File No. 0-19347).

                 10.29 Amendment No. 1 to the Portfolio Value Swap Agreement with the Company dated December 26, 1995 (incorporated by reference to Exhibit
                          10.29 of the Company's Form 10-K for the fiscal year ended December 31, 1995, File No. 0-19347).

                 10.30 Funding Commitment dated as of December 26, 1995 by Zurich Centre Investments Limited for The Home Insurance Company (incorporated by reference to Exhibit 10.30 of the Company's Form 10-K for the fiscal year ended December 31, 1995, File No. 0-19347).

                 10.31 Sterling Forest Corporation Line of Credit Facility (incorporated by reference to
                          Exhibit 10.31 of the Company's Form 10-K for the fiscal year ended December 31, 1995, File No. 0-19347).

                 10.32 Agreement dated as of February 5, 1996 among the Company, Zurich Home Investments Limited and Trygg-Hansa regarding consent to issuance of additional Series A Senior Working Capital Notes (incorporated by reference to Exhibit
                          10.32 of the Company's Form 10-K for the fiscal year ended December 31, 1995, File No. 0-19347).

                 10.33 Governance Agreement among Trygg-Hansa SPP Holding AB (now known as Trygg-Hansa AB), Trygg-Hansa omsesidig livforsakring, Industrial Mutual Insurance Company, International Insurance Investors L.P., Centre Reinsurance Limited and the Trustees of the Estate of Bernice Pauahi Bishop (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-69308).

                 10.34 Amendment No. 1 to Governance Agreement, dated as of January 12, 1994 (incorporated by reference to Exhibit 10.1(a) of the Company's Form 10-K for the fiscal year ended December 31, 1993, File No. 0-19347).

                 10.35 Securityholders' Agreement dated as of June 12, 1995 by and among the Company, ZCI Investments Limited, Centre Reinsurance (Bermuda) Limited, Insurance Partners Advisors, L.P. and Trygg-Hansa AB (incorporated by reference to Exhibit 10.35 of the Company's Form 10-K for the fiscal year ended December 31, 1995, File No. 0-19347).

                 10.36 Stock Purchase Agreement among AmBase Corporation, The Home Insurance Company and TVH Acquisition Corporation, dated as of Septem-ber 28, 1990, as amended as of December 12, 1990, December 21, 1990 and February 4, 1991 (incorporated by reference to Exhibit 10A of The Home Insurance Company's Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8963).

                 10.37 Indemnity Agreement, dated as of February 13, 1991, among AmBase Corporation, The Home Insurance Company and TVH Acquisition Corporation (incorporated by reference to
                          Exhibit 10B of The Home Insurance Company's
                          Form 10-K for the fiscal year ended December
                          31, 1990, File No. 1-8963).

                 10.38 Consulting Agreement dated as of February 13, 1991 among AmBase Corporation, The Home Insurance Company and TVH Acquisition Corporation (incorporated by reference to
                          Exhibit 10C of The Home Insurance Company's
                          Form 10-K for the fiscal year ended December
                          31, 1990, File No. 1-8963).

                 10.39 Consolidated Group Tax Agreement dated as of February 13, 1991 between TVH Acquisition Corporation and Home Group Funding Corporation (incorporated by reference to Exhibit 10A of Company's Form 10-Q for the fiscal quarter ended March 31, 1991, File No. 0-19347).

                 10.40 Consolidated Group Tax Agreement dated as of February 13, 1991 between TVH Acquisition Corporation and Gruntal Financial Services, Inc. (incorporated by reference to Exhibit 10B of Company's Form 10-Q for the fiscal quarter ended March 31, 1991, File No. 0-19347).

                 10.41 Consolidated Group Tax Agreement dated as of February 13, 1991 between TVH Acquisition Corporation and Home Group Financial Services (incorporated by reference to Exhibit 10C of Company's Form 10-Q for the fiscal quarter ended March 31, 1991, File No. 0-19347).

                 10.42 Consolidated Group Tax Agreement dated as of February 13, 1991 between TVH Acquisition Corporation and The Home Insurance Company (incorporated by reference to Exhibit 10D of Company's Form 10-Q for the fiscal quarter ended March 31, 1991, File No. 0-19347).

                 10.43 Consolidated Group Tax Agreement dated as of February 13, 1991 between TVH Acquisition Corporation and AmBase Realty Inc. (incorporated by reference to Exhibit 10E of Company's Form 10-Q for the fiscal quarter ended March 31, 1991, File No. 0-19347).

                 10.44 Office lease dated as of June 29, 1984 between The Home Insurance Company and Olympia and York Maiden Lane Company (incorporated by reference to The Home Insurance Company's Registration Statement on Form S-1, File No. 2-98576).

                 10.45 The Home Insurance Company Supplemental Retirement Plan (incorporated by reference to Exhibit 10M of Company's Form 10-K for the fiscal year ended December 31, 1991, File No. 0-19347).

                 10.46 Partnership Agreement of Reinsurance dated June 19, 1992 between The Home Insurance Company and Trygg-Hansa Forsakrings AB (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-693080).

                 10.47 Partnership Agreement of Reinsurance dated May 13, 1992 between The Home Insurance Company and Industrial Mutual Insurance Company (incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the fiscal year ended December 31, 1993, File No. 0-19347).

                 10.48 Form of Indenture dated as of December 28, 1993 of $100,000,000 7% Senior Notes Due December 15, 1998, between the Company, as Issuer and The Bank of New York as Trustee (incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-69470).

                 10.49 Form of Indenture dated as of December 28, 1993 of $180,000,000 77/8% Senior Notes Due December 15, 2003 between the Company as Issuer and The Bank of New York as Trustee (incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-69470).

                 10.50 Indenture dated as of August 22, 1995 of $180,000,000 77/8% Senior Sinking Fund Notes due December 15, 2003 between the Company as Issuer and The Bank of New York as Trustee (incorporated by reference to Exhibit 10.50 of the Company's Form 10-K for the fiscal year ended December 31, 1995, File No. 0-19347).

                 10.51 Interest and Liabilities Agreement and Property Surplus Share Treaty between The Home Insurance Company and certain subscribing reinsurers (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-69308).

                 10.52 Property and Casualty Corporate Catastrophe Program Agreements between The Home Insurance Company and various reinsurers (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-69308).

                 10.53 First Amendment to the Service Agreement dated March 4, 1997 among Risk Enterprise Management Limited, Zurich Centre Investments Limited, the Company, US International Reinsurance Company and The Home Insurance Company (incorporated by reference to the Company's Report on Form 8-K filed on March 10, 1997).

                 10.54 Joint Unanimous Written Consent dated December 31, 1996 of Holders, namely, Centre Reinsurance Holdings Limited, Zurich Home Investments Limited and Centre Finance Dublin, of Home Holdings Inc. Series A and Series B Working Capital Notes issued by the Company pursuant to the Amended and Restated Standby Working Capital Credit Agreement dated as of April 26, 1995 (incorporated by reference to the Company's Report on Form 8-K filed on January 3, 1997).

                 10.55 Letter Agreement dated March 29, 1996 among Zurich Centre Investments Limited, Centre Reinsurance Holdings Limited and Centre Finance Dublin in connection with The Amended and Restated Standby Working Capital Credit Agreement dated as of April 26, 1995 (incorporated by reference to the Company's Report on Form 8-K filed on April 4, 1996).

                 *10.56   Amendment No. 1 to Investment Management
                          Agreement effective as of April 1, 1996 among Centre Investment Services Limited, Zurich Centre Investments Limited, the Company, The Home Insurance Company, US International Reinsurance Company, The Home Insurance Company of Illinois and The Home Insurance Company of Wisconsin, both of which have been merged with and into The Home
                          Insurance Company, and Zurich Investment Management, Inc.

                 *10.57 Amendment No. 2, dated as of December 13, 1996, to the Amended and Restated Purchase Agreement, dated as of April 26, 1995, between the Company and ZCI Investments Limited, the Amended and Restated Note Exchange Agreement, dated as of April 26, 1995, between the Company and Trygg-Hansa AB, the Amended and Restated Securities Purchase Agreement, dated as of April 26, 1995, between ZCI Investments Limited and Trygg-Hansa AB, the Amended and Restated Standby Working Capital Credit Agreement, dated as of April 26, 1995, between the Company and ZCI Investments Limited and the notes issued thereunder.

                 *22.1    List of Subsidiaries of the Company.

                 99.1 Press release issued on March 4, 1997 announcing that the principal subsidiary of the Company, The Home Insurance Company, was placed under formal supervision by The State of New Hampshire Insurance Department (incorporated by reference to the Company's report on Form 8-K filed on March 4, 1997).


________________

*   Exhibits filed herewith.


                 99.2 Form of Limited Liability Company Agreement of Gruntal Financial, LLC, to be dated as of the date of the consummation of the Reorganization between GFC and The 1880 Group (attached to the Reorganization Agreement as Exhibit 3.1C) (incorporated by reference to the Company's report on Form 8-K filed on February 25, 1997).

                 99.3 Form of Amendment No. 2 to the Portfolio Value Swap Agreement to be dated as of the date of the consummation of the Reorganization by and among The Home Insurance Company and Centre Reinsurance Dublin (attached to the Reorganization Agreement as Exhibit 3.1E) (incorporated by reference to the Company's report on Form 8-K filed on February 25, 1997).

                 99.4 Press release issued on February 25, 1997 announcing the Reorganization (incorporated by reference to the Company's report on Form 8-K filed on February 25, 1997).

                 99.5 Press release issued on June 20, 1996 announcing that The Home Insurance Company has stopped paying rent for its headquarters in New York City located at 59 Maiden Lane (incorporated by reference to the Company's report on Form 8-K filed on June 20, 1996).

                 99.6 Press release issued on April 26, 1996 announcing that The Home Insurance Company and its primary regulator, The New Hampshire Insurance Department have opened talks with representatives of Olympia and York Company and its bondholders regarding The Home Insurance Company's recently reported financial results and its current lease obligations (incorpo-rated by reference to the Company's report on Form 8-K filed on May 2, 1996).

                 99.7 Press release issued on April 6, 1995 announcing the execution of an amendment dated March 24, 1996 to the Recapitalization Agreement dated as of February 9, 1995 by and among the Company, Trygg-Hansa, Zurich, Zurich Centre Investments Limited, Insurance Partners Advisors, L.P. and ZCI Investments Limited (incorporated by reference to the Company's report on Form 8-K field on April 6, 1995).



Form 8-K

         Reports on Form 8-K were filed by the Company on January 3, 1997, February 25, 1997, March 4, 1997 and March 10, 1997.


                                SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, Home Holdings Inc., the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 28th day of March 1997.

                                           Home Holdings Inc.

                                           By: /s/ STEVEN D. GERMAIN

                                           Name:    Steven D. Germain
                                           Title:   President and Chief
                                                      Executive Officer

       Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



 /s/ STEVEN D. GERMAIN
--------------------------
Steven D. Germain                President, Chief Executive Officer and         March 28, 1997
                                 Director
                                 (Principal Executive Officer)


 /s/ RICHARD H. HERSHMAN
--------------------------
Richard H. Hershman              Treasurer                                      March 28, 1997
                                 (Principal Financial and Accounting Officer
                                 through the Services Agreement with Risk
                                 Enterprise Management Limited)


/s/ JAN BRUNEHEIM
--------------------------
Jan Bruneheim                    Director                                       March 28, 1997


/s/ MICHAEL D. PALM
--------------------------
Michael D. Palm                  Director                                       March 28, 1997


/s/ ZAID O.B. PEDERSEN
--------------------------
Zaid O.B. Pedersen               Director                                       March 28, 1997
