Form 10-Q
period 1997-03-31
HOME HOLDINGS INC
filed 1997-05-15
CIK 875090

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report Pursuant to Section 13 of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

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


YES      X           NO
      ------            ------

At March 31, 1997, there were 14,114,500 shares of registrant's Series A Common Stock, par value $.01 per share, outstanding.

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                               HOME HOLDINGS INC.
                        Consolidated Statements of Income
                             Quarter ended March 31,
                                   (Unaudited)

                                  ($ millions)

                                                          1997        1996
                                                          ----        -----

REVENUES:

Net earned premiums (note 3)                              $  3        $  80
Insurance net investment income                             27           43
Insurance realized capital gains                             2           --
Securities broker-dealer operations                         --          117
                                                          ----        -----

       Total revenues                                       32          240
                                                          ----        -----

OPERATING EXPENSES:

Losses and loss adjustment expenses (note 3)                 1          105
Policy acquisition and other insurance expenses             19           47
Corporate interest expense                                  13           12
Securities broker-dealer operations                         --          110
                                                          ----        -----
       Total expenses                                       33          274
                                                          ----        -----
                                                            (1)         (34)

Equity in loss of securities broker-dealer                  (8)          --
                                                          ----        -----

       Loss before income taxes                             (9)         (34)

Income tax benefit (expense)                                 1           (1)
                                                          ----        -----

       NET LOSS                                           $ (8)       $ (35)
                                                          ====        =====


------------------

See accompanying notes to consolidated financial statements.

                               HOME HOLDINGS INC.
                           Consolidated Balance Sheets

                                  ($ millions)

                                                          March 31,    December 31,
   ASSETS                                                   1997           1996
                                                          -------        -------
                                                        (Unaudited)
Insurance investments at fair value:
Portfolio swap receivable (note 6)                        $ 1,068        $ 1,243
Fixed maturities available for sale
   (cost $28 and $26)                                          30             28
Equity securities (cost $16 and $17)                           23             21
                                                          -------        -------

     Total insurance investments                            1,121          1,292

Cash                                                           19             36
Premiums receivable                                           276            290
Funds held by affiliate                                       235            248
Reinsurance receivables                                     2,720          2,765
Securities broker-dealer investments                           --            392
Receivables from brokers, dealers and customers                --          2,258
Investment in securities broker-dealer (note 7)               156             --
Other assets                                                  162            312
                                                          -------        -------

     Total assets                                         $ 4,689        $ 7,593
                                                          =======        =======

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
Unpaid losses and loss adjustment expenses                $ 5,405        $ 5,687
Payables to brokers, dealers and customers                     --          2,060
Debt of securities broker-dealer                               --            246
Corporate debt (note 5)                                       573            567
Other liabilities                                             256            572
                                                          -------        -------

     Total liabilities                                      6,234          9,132
                                                          -------        -------

Litigation and contingencies (note 8)

Stockholders' deficiency: (note 4)
Series A preferred stock, $.01 par value; 170
   shares authorized, issued and outstanding                   --             --
Series A common stock, $.01 par value;
   40,000,000 shares authorized;
   14,114,500 shares outstanding                               --             --
Series B convertible stock, $.01 par value;
   15,000,000 shares authorized;
   11,425,177 shares outstanding                                              --
Paid-in capital                                               777            777
Deficit                                                    (2,328)        (2,320)
Unrealized gains on insurance investments (note 6)              9              6
Unrealized currency translation adjustments                    (3)            (2)
                                                          -------        -------

     Total stockholders' deficiency                        (1,545)        (1,539)
                                                          -------        -------

     Total liabilities and stockholders' deficiency       $ 4,689        $ 7,593
                                                          =======        =======


-------
See accompanying notes to consolidated financial statements.

                               HOME HOLDINGS INC.
                      Consolidated Statements of Cash Flows
                             Quarter ended March 31,
                                   (Unaudited)

                                  ($ millions)

                                                     1997         1996
                                                     ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $  (8)       $ (35)
Adjustments to reconcile net loss to net cash
   used for operating activities:
Insurance realized capital gains                       (2)          --
Unpaid losses and loss adjustment expenses           (282)        (227)
Premiums and reinsurance receivables                   60           87
Funds held by affiliate                                13          (17)
Unearned premiums                                      (2)         (91)
Broker-dealer investments and receivables,
   net of payables                                     --         (141)
Other                                                  22           20
                                                    -----        -----
            Net cash used for operating
                activities                           (199)        (404)
                                                    -----        -----

CASH FLOWS FROM INVESTING ACTIVITIES:
Portfolio swap receivable                             175          260
Purchase of fixed maturities                           (2)          --
Sales of equity securities                              3            3
Other                                                  --           (5)
                                                    -----        -----
            Net cash provided by investing
                activities                            176          258
                                                    -----        -----

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in corporate debt                              6            9
Increase of debt of broker-dealer                      --          130
Other                                                  --           --
                                                    -----        -----
            Net cash provided by financing
                activities                              6          139
                                                    -----        -----

            Net increase (decrease) in cash           (17)          (7)

Cash at beginning of period                            36           34
                                                    -----        -----

CASH AT END OF PERIOD                               $  19        $  27
                                                    =====        =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Broker-dealer interest paid                            --           19

------------------

See accompanying notes to consolidated financial statements.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



1.     GENERAL

       Home Holdings Inc., a Delaware corporation (the "Company"), is a holding company for its wholly-owned subsidiaries, The Home Insurance Company, a New Hampshire corporation, and its insurance subsidiaries ("Home Insurance"). Home Insurance generally ceased writing new or renewal insurance on June 12, 1995 in connection with a recapitalization agreement (the "Recapitalization Agreement" or the "Recapitalization") as defined in note 1b to the 1996 Annual Report on Form 10-K ("Annual Report") filed with the Securities and Exchange Commission (the "Commission"). Home Insurance also owns Gruntal Financial Corp. ("Gruntal"), a holding company for a securities brokerage business, and Sterling Forest Corporation ("Sterling Forest"), a property development business. See note 7 for discussion of the restructuring of Gruntal.

     Order of Supervision

       On March 3, 1997, Home Insurance was placed under formal supervision by the New Hampshire Insurance Department (the "Department"). The Department states in its Order of Supervision (the "Order") that this action was taken in response to Home Insurance's Risk-Based Capital ("RBC") report filed with the Department which indicates that a mandatory control level event has occurred within the meaning of New Hampshire Revised Statutes of Annotated 404-F:6 (a "Mandatory Control Level Event"). The Order establishes that the Department will oversee and supervise Home Insurance for the purpose of continuing and intensifying an economic, actuarial and accounting review of the books, records and business affairs of Home Insurance so as to determine what future actions may be appropriate. The Order provides that Home Insurance may not take certain actions without the prior approval of the Department, including, but not limited to:

         i) Make any single claim payment in excess of $1 million except under conditions specified therein.
         ii) Make any payment to creditors or other persons in excess of $500,000, except as set forth in clause (i) above.
         iii)Make any single payment to cedents or reinsurers (a) in excess of $250,000 or (b) out of the ordinary course of business, or any commutation of any amount with any cedents or reinsurers.
         iv) Release any obligation or collateral in excess of $500,000.
         v) Materially change the terms of any contracts or enter into any new contracts in excess of $500,000.
         vi) Engage in any transactions with the Company, Risk Enterprise Management Limited ("REM"), Zurich Home Investments Limited ("ZHI"), Zurich Insurance Company ("Zurich") or Trygg-Hansa AB ("Trygg-Hansa") or any subsidiaries, other affiliates or agents of such entities.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



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


     2.    ACCOUNTING POLICIES

       The Company follows the accounting policies set forth in the 1996 Annual Report. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results, and to note 1 of such Annual Report for discussion of the Company's recapitalization and related terms mentioned herein.

       As a result of a reorganization, which closed on March 28, 1997, between Gruntal and The 1880 Group LLC (the "Reorganization Agreement"), as described in note 7, Home Insurance will report its investment in its securities broker-dealer under the equity method of accounting in 1997. The 1997 consolidated statement of income reflects the equity in the income of the securities broker-dealer as if the transaction was effective January 1, 1997.

       The accompanying interim consolidated financial statements are unaudited. These financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations. Results of interim periods are not necessarily indicative of results for the full year.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



     3.PREMIUMS AND LOSSES

       Premium and loss information for the quarter ended March 31, follows:

                                                                    1997             1996
                                                                    ----             ----
       ($ millions)

       Earned premiums:
       Direct                                                  $       5        $      28
       Assumed                                                         -               86
       Ceded                                                          (2)             (34)
                                                               ---------        ---------

                  Net                                          $       3        $      80
                                                               =========        =========

       Losses and loss adjustment expenses:
       Direct                                                  $      22        $     139
       Assumed                                                         5               37
       Ceded                                                         (26)             (71)
                                                               ---------        ---------

                  Net                                          $       1        $     105
                                                               =========        =========


     Asbestos/Pollution Losses and Loss Adjustment Expenses

       The 1997 and 1996 first quarter incurred loss and loss adjustment expenses relating to policies which have been alleged to contain asbestos/pollution exposure ("Asbestos/Pollution Policies") were nil. The 1997 first quarter result for Asbestos/Pollution Policies reflected $10 million of paid losses, partially offset by decreases of $10 million to unpaid losses and loss adjustment expenses. The 1996 first quarter result reflected $26 million of paid losses offset by a $26 million decrease to unpaid losses and loss adjustment expenses.

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



     factors regarding reserve requirements for claims relating to Asbestos/ Pollution Policies, management believes that adequate provision has been made for Home Insurance's loss reserves.

     Excess of Loss Reinsurance Agreement and Stop Loss Treaty

       In connection with the recapitalization agreement, Home Insurance and Centre Reinsurance Dublin entered into the Excess of Loss Reinsurance Agreement, dated as of June 12, 1995. Home Insurance is provided with an aggregate limit of $1.3 billion subject to certain adjustments, attaching at the point that Home Insurance has no remaining cash or assets readily convertible into cash to pay any of its obligations. Among such adjustments, in the event that Home Insurance pays any dividends to the Company prior to the third anniversary of the Closing to fund interest payments on the Public Indebtedness, the limit will be increased by the amount of such dividends plus interest thereon at the rate of 7.5% per annum, compounded, from the date such dividends were paid to the date the reinsurers commence making payments under the Excess of Loss Reinsurance Agreement. See the 1996 Annual Report - note 4 to the consolidated financial statements for discussion of dividend restrictions. Also, up to $290 million of additional coverage provided by the Excess of Loss Reinsurance Agreement is linked to certain factors including dividend payments from Home Insurance to the Company funding principal payments on the Public Indebtedness as such debts become payable. The Excess of Loss Reinsurance Agreement became effective on June 12, 1995 upon (i) the payment by Home Insurance to Centre Reinsurance Dublin of $63 million and
     (ii) the transfer by Home Insurance of $166 million to Centre Reinsurance Dublin, representing the respective amounts received by Home Insurance from Zurich International (Bermuda) Ltd. and Centre Reinsurance Limited as a reinsurance commutation (exclusive of refunds of security costs). In 1996 an additional $43 million was transferred to Centre Reinsurance Dublin, representing the amount received by Home Insurance from THI as a reinsurance commutation.

       Based on cash flow forecasts at December 31, 1996, the Company is projecting that the coverage limits of the Excess of Loss Reinsurance Agreement will be exhausted. Due to these projected future recoveries, loss reserves with a net present value of $787 million were recorded as of March 31, 1997 and December 31, 1996 as a recoverable from the Excess of Loss Reinsurance Agreement.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



     4.    LIQUIDITY AND STATUTORY SURPLUS

     Dividend Restrictions and Liquidity

       The Company has not received common stock dividends from Home Insurance in 1997 and 1996.

       The Company was notified in 1995 by the Department that, in light of the Recapitalization, Home Insurance cannot pay any dividends without prior approval of the Department. If the Department rejects future dividends filings, the Company will be forced to raise cash through capital infusions, the issuance of additional debt, or the sale of assets in order to meet its current obligations; however there are no assurances that such sources will be available. Based on the Company's most current cash flow projections, without dividends from Home Insurance, the Company is not likely to meet its cash flow needs during 1997. Under the terms of the Recapitalization Agreement, Centre Finance Dublin ("Centre Finance") has purchased approximately $46 million aggregate principal amount of the Company's 7% Series B Senior Working Capital Notes to fund interest payments occurring through December 1996 on the Public Indebtedness.

     Statutory Surplus

       The accounting practices of insurance companies are prescribed or permitted by certain regulatory authorities. Certain of these practices differ from generally accepted accounting principles ("GAAP") used in preparing the consolidated financial statements of the Company. The Department gave Home Insurance permission to include in the 1996 Statutory Annual Statement a non-tabular discount which results from discounting all loss reserves, and allocated and unallocated loss adjustment expense reserves at 7%. Home Insurance has sufficient assets that will earn 7% to meet the expected stream of loss and loss adjustment expense payments. Home Insurance calculated that the non-tabular discount is $444 million and $469 million at March 31, 1997 and December 31, 1996. The non-tabular discount is not included in the Company's consolidated financial statements prepared under GAAP. Home Insurance's consolidated policyholders' surplus determined in accordance with statutory practices, and after reflecting the benefit of non-tabular discount, was $30 million at March 31, 1997 compared with $55 million at December 31, 1996.

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



     5.    CORPORATE DEBT

                                                                         March 31,          December 31,
                                                                           1997                 1996
       ($ millions)                                                    -----------          ----------

       7% Senior Notes due in 1998, net of
           unamortized discount of nil in 1997 and 1996                $       100          $      100
       7 7/8% Senior Notes due in 2003, net of
           unamortized discount of $2 million in 1997
           and 1996                                                            177                 177
       7 7/8% Senior Notes due in 2003, net of
           unamortized discount of nil in 1997 and 1996                          1                   1
       12% Senior Subordinated Notes, issued at
           original issue discount, $303 million
           principal value due in 2004                                         121                 118
       8% Junior Subordinated Notes, issued at
           original issue discount, $171 million
           principal value due in 2004                                          93                  91
       12% Senior Subordinated Working Capital
           Notes, issued at original issue discount,
           $46 million principal value due in 2004                              19                  18
       7% Series A Senior Working Capital Notes                                 16                  16
       7% Series B Senior Working Capital Notes                                 46                  46
                                                                       -----------          ----------

           Total Corporate Debt                                        $       573          $      567
                                                                       ===========          ==========


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

       In addition, effective December 31, 1996, each of the Series A and Series B Senior Working Capital Notes, was amended to change the timing of the payment of interest. Prior to such amendment, interest was payable quarterly. However, according to the amended terms, interest shall not be due or payable until seven business days following the receipt by the Company of written demand from holders of these notes, or when the principal of the Series A and Series B Senior Working Capital Notes becomes due and payable. If interest is not paid within seven business days of such written demand, all interest accrued shall be deemed overdue and shall immediately become due and payable. If interest becomes overdue, the interest rate is adjusted upwards to the greater of (i) the rate of interest on the

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



     notes, plus 3% or (ii) the prime rate plus 3%. As of March 31, 1997, approximately $5 million of interest has been accrued but not paid on the Series A and Series B Senior Working Capital Notes. As a result of the amended terms, the interest is not overdue.

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


     6.    PORTFOLIO SWAP RECEIVABLE AND OTHER INSURANCE INVESTMENTS

       The Portfolio Value Swap Agreement (the "Swap") is designed to transfer control and market risk of the portfolio to Centre Reinsurance Dublin. The Company has accounted for the Swap as if the investments underlying the Swap were sold to Centre Reinsurance Dublin. The Company, however, continues to retain legal ownership. As a result, the Company has reclassified its investments underlying the Swap to a Portfolio Swap Receivable from Centre Reinsurance Dublin ("Portfolio Swap Receivable"), valued at the fair value of the portfolio investments on the effective date (January 1, 1995) less withdrawals made to fund operations plus the total return of 7.5%. Subsequent changes to fair value of securities have not and will not be recognized, as Centre Reinsurance Dublin bears the market risk.

       As of March 31, 1997, the Company has recorded, as a component of the Portfolio Swap Receivable, an amount due from Centre Reinsurance Dublin of $15 million because of a negative difference from the 7.5% target return. The negative difference since January 1, 1997 resulted from the net of (i) a $13 million difference in favor of the Company due to a decrease in the fair value of investments underlying the Swap and (ii) a $2 million difference in favor of the Company for investment income representing an upward adjustment to reach the 7.5% target yield. Actual investment income before such adjustments was $25 million.

       The Company received $48 million from Centre Reinsurance Dublin on January 21, 1997, to settle the 1996 Swap receivable. Securities and cash totaling $210 million were transferred to Centre Reinsurance Dublin on January 22, 1996, to settle the 1995 Swap liability.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



       The fair value of securities managed by Zurich Investment Management Inc. ("ZIM") and underlying the Portfolio Swap Receivable from Centre Reinsurance Dublin as of March 31, 1997 is as follows:

                                                                       Estimated
                                                                            Fair
                                                                           Value
       ($ millions)

       Fixed Maturities:
       U.S. Government and agency                                     $      541
       Mortgage-backed securities                                            214
       Corporate securities                                                  191
       Foreign governments                                                    36
       Other                                                                   2
                                                                      ----------
           Total                                                             984

       Equity securities                                                       1
       Short-term investments                                                 68
                                                                      ----------
           Total Swap investments                                          1,053
       Receivable from Centre Reinsurance Dublin                              15
                                                                      ----------
           Portfolio Swap Receivable                                  $    1,068
                                                                      ==========


     7.    SECURITIES BROKER-DEALER

       On February 24, 1997, Gruntal, and The 1880 Group LLC, a limited liability company organized under the laws of Delaware, ("The 1880 Group"), entered into the Reorganization Agreement. The Gruntal reorganization was consummated on March 28, 1997. The reorganization resulted in Gruntal transferring its securities broker-dealer operating companies, Gruntal & Co. and The GMS Group, to a newly formed limited liability company, Gruntal Financial, LLC ("Gruntal Financial"). In connection with the reorganization, Gruntal changed its name to Home Financial Corp. ("Home Financial") on April 1, 1997. Home Insurance is the sole owner of Home Financial.

       The Reorganization involved the issuance of several classes of securities to Home Financial and The 1880 Group, including preferred securities, in an aggregate nominal amount of $235 million as follows: (i) Gruntal Financial issued to Home Financial securities called Preferred A Interests in a nominal amount of $155.5 million and securities called Preferred B Interests in a nominal amount of $70 million; and (ii) Gruntal Financial issued to The 1880 Group securities called Preferred C Interests in an nominal amount of $9 million. As a result of the Reorganization, Home Financial owns 40% of the common interest of Gruntal Financial and The 1880 Group owns 60% of the common interest of Gruntal Financial. In connection with the issuance of certain preferred securities to Home Financial,

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



     Home Insurance and Centre Reinsurance Dublin entered into a swap agreement intended to ensure that Home Insurance's investment in Gruntal Financial yields at least $155.5 million plus a 7.5% per annum rate of return thereon, subject to certain modifications with respect to certain distributions and sales proceeds of the common and preferred interests of Gruntal Financial. Expenses incurred by Gruntal in connection with the transaction were $9 million. There was no gain or loss to Home Insurance from the Reorganization after the impact to Gruntal of the transaction expenses.

       In connection with the Reorganization, the members of The 1880 Group entered into management services agreements with The 1880 Group which, in turn, will provide such services to Gruntal Financial.

     Summarized financial information of Gruntal Financial for the first quarter ended March 31 is set forth in the following tables:

                                                                  1997               1996
                                                                  ----               ----
     ($ millions)

     Summarized Income Statement

     Commissions                                                $     23         $      25
     Principal transactions                                           32                45
     Underwriting and investment banking                               8                 9
     Interest                                                         32                29
     Other                                                             8                 9
                                                                --------         ---------

       Total revenues                                                103               117

     Total expenses                                                 (111)             (110)
                                                                --------         ---------

       Income before income taxes                               $     (8)        $       7
                                                                ========         =========




     Summarized Balance Sheet

                                                                                  March 31
                                                                                    1997
                                                                                  --------
     Cash                                                                         $      6
     Investments                                                                       427
     Receivables from brokers, dealers and customers                                 2,332
     Total assets                                                                    2,818
     Payables to brokers, dealers and customers                                      2,030
     Debt                                                                              337
     Total liabilities                                                               2,662
     Stockholders' equity                                                              156

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



     8.  LITIGATION AND CONTINGENCIES

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



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

       Both actions have been removed to federal court. Motions to remand the actions to state court have been filed.

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



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

       As a condition for continuing the preliminary injunction, Home Insurance increased its deposit in escrow to $10.7 million. The Landlord moved for summary judgment for past due rent. Home Insurance moved to amend its complaint (i) to add a cause for constructive eviction from approximately 23% of its premises, where its environmental expert has identified "significantly damaged" asbestos containing materials ("ACM"); (ii) to increase the

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



     amount of damages sought by Home Insurance for the Landlord's refusal to obtain tax relief to more than $20 million; (iii) to join the bondholders as a class action; and (iv) to consolidate the foreclosure action brought by the Trustee against the Landlord. On December 30, 1996 the Court granted
     (i) Home's motion to amend with respect to items (i) and (ii), but denied Home Insurance's motion with respect to item (iii) pending mediation, and also with respect to item (iv) without prejudice to renew before the assigned judge. The Court granted the Landlord's motion for partial summary judgment on its counterclaims holding Home Insurance liable for rent due and owing from June 1, 1996 to November 30, 1996, plus interest from September 1, 1996, together with costs and disbursements. The remainder of the Landlord's motion was denied without prejudice. The Court stayed entry and execution of the Landlord's judgment. In accordance with the Court's order, Home Insurance filed its amended and supplemental verified complaint. The Landlord and Trustee counterclaimed, and Home Insurance replied. On March 4, 1997, the Court directed Home Insurance to deposit into escrow, without prejudice, rent for the period September 1, 1996 through November 30, 1996, which payment was due to be made by April 1, 1997. Home Insurance has sought an extension of time to make this payment. The court has not ruled on this request. On March 27, the landlord moved for summary judgement for additional rent, purportedly due and owing for entry of the earlier summary judgment, and for other relief. The court has not ruled on the landlords motion. Concurrent with the litigation, the Company, the Landlord and the Trustee are currently engaged in mediation. Management believes that it is too early to predict with certainty the ultimate outcome of this dispute. However, an unfavorable outcome could have a material adverse impact on the Company's financial condition.

       On or about January 17, 1997, Marine Midland (the trustee in the action described above), brought an action entitled Marine Midland Bank v. Zurich Insurance Company, et al. in New York State Supreme Court against Zurich and certain affiliates, Home Insurance and REM alleging, among other things, that the conveyance to Zurich of the right to write renewal business on policies of Home Insurance constituted a fraudulent transfer under New York State law because Home Insurance purportedly was rendered insolvent as a result and did not receive adequate consideration from Zurich for this right. Plaintiff in its complaint disregards that the transaction, which permitted the conveyance of this right to Zurich, was approved by the Department in April 1995. The complaint, which does not seek any relief against Home Insurance, demands judgment against Zurich and certain of its affiliates for all past and future rent due under the lease between Home Insurance and its landlord, not paid by Home Insurance, plus interest, or alternatively, for the imposition of a constructive trust upon the proceeds obtained by Zurich from the conveyance noted above, which according to plaintiff would secure the repayment of Home Insurance's purported obligations under its lease, as well as attorneys' fees. The complaint also seeks from REM damages in the amount of all rents due and owing under the lease plus interest, as well as, a declaration that REM is obligated to make all future rent payments. On March 27, 1997, REM and Home Insurance moved to dismiss the complaint. Marine Midland Bank served its responsive papers on May 9, 1997. Defendants have until June 6, 1997 to file their reply. Management believes that it is too early to predict with certainty the ultimate outcome of this dispute.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



       Home Insurance is involved in a dispute with the NCCI as administrator of the National Workers' Compensation Reinsurance Pool ("the Pool"). The Pool collects premium and pays losses for various residual market plans around the country. The premium is supposed to be distributed to pool members in proportion to their market share and held in reserve. The NCCI sends a quarterly invoice to each pool member for its share of the losses as calculated and paid by the Pool in that quarter.

       Home Insurance is a participant in the Pool, and, as of March 31, 1997, Home Insurance is carrying loss reserves, calculated on an undiscounted basis, of approximately $251 million allocated to the Pool. On May 6, 1997, Home Insurance received notice from the NCCI that the Pool's invoices totaling $35,324,555 were due and unpaid and that the Board of Governors of the Pool had voted on April 28, 1997 to approve (i) the NCCI's determination that Home Insurance's allocable share of outstanding reserve obligations to the Pool was $236,237,269 and (ii) the acceleration of such amount. On May 7, 1997, Home Insurance received from NCCI a demand that Home Insurance obtain a letter of credit to secure this alleged obligation to the Pool of $271,561,824.

       Home Insurance disputes the extent of its obligations to the Pool, and believes that it has meaningful legal defenses to both the acceleration and the demand for security. In addition, Home Insurance has on several occasions demanded an audit to determine the actual amount of its obligation. To date, however, Home Insurance's demands for an audit have been refused. Home Insurance and the NCCI currently are engaged in settlement negotiations with respect to these matters. Management believes it is too early to predict with certainty the ultimate outcome of this matter; however, an unfavorable outcome could have a material adverse impact on the Company's financial condition.

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



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

       REM's service agreement with the Company provides that REM will receive a contingent fee amounting to 15% in excess of its actual costs, accumulating with interest, as follows: 100% of the annual amounts for the years 1995 through 2000 and 33% of the amounts from years 2000 until 2005, payable on and after 2005. The fee is payable by Home Insurance contingent upon prior approval of the Department. Based on the issuance of the Order, and based on projections that the Excess of Loss Reinsurance Agreement will be fully exhausted, the payment of such fees is considered remote and therefore has not been accrued in the consolidated financial statements. The contingent liability as of March 31, 1997 was $41 million.

                               HOME HOLDINGS INC.



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS

     The following should be read in conjunction with the consolidated financial statements.


       Insurance revenues were $32 million in the three months ended March 31, 1997, compared with $123 million in the same period of 1996. The net loss was $8 million in the three months ended March 31, 1997, as compared to $35 million in the same period in 1996.

     Insurance revenues and pre-tax loss were as follows:

                                                               1997               1996
                                                               ----               ----
     ($ millions)

     Net earned premiums                                    $      3         $      80
     Net investment income                                        27                43
     Realized capital gains                                        2                 -
                                                            --------         ---------

         Insurance revenues                                 $     32         $     123
                                                            ========         =========

     Underwriting loss                                      $    (17)        $     (72)
     Net investment income                                        27                43
     Realized capital gains                                        2                 -
                                                            --------         ---------

         Insurance pre-tax income (loss)                    $     12         $     (29)
                                                            ========         =========

                               HOME HOLDINGS INC.



     Underwriting Results

         In connection with the Recapitalization which closed on June 12, 1995, Home Insurance ceased writing new and renewal business except for limited risks that Home Insurance is obligated to continue writing for an interim period. All Home Insurance operations are being run-off subsequent to June 12, 1995.

         Underwriting results by product were as follows:


     Underwriting Loss

                                  1997        1996
                                  ----        ----
     ($ millions)

Commercial casualty               $ (8)       $(25)
Commercial property                 (2)        (26)
                                  ----        ----

  Commercial accounts group        (10)        (51)

Professional liability              (3)        (10)
Other specialty lines               (2)         (4)
                                  ----        ----
  Specialty lines group             (5)        (14)
                                  ----        ----

Run-off operations                  (2)         (7)
                                  ----        ----

  Total                           $(17)       $(72)
                                  ====        ====


       Underwriting losses were $17 million in the three months of 1997, compared with $72 million in the same period of 1996. The 1997 underwriting losses were primarily due to general expenses incurred managing the run-off of Home Insurance's operations. The 1996 underwriting losses were primarily due to lower earned premiums and expenses incurred in managing the run-off of Home Insurance's operations.

       The commercial accounts group underwriting loss was $10 million in the three months of 1997, compared with $51 million, in the same period of 1996. The 1997 underwriting loss included commercial casualty and property losses of $8 million and $2 million, respectively, compared to $25 million and $26 million, respectively, in the same period of 1996. The 1997 commercial accounts group losses were primarily due to general expenses incurred in managing the run-off of its operations. The 1996 losses were primarily due to lower earned premiums and expenses incurred in managing the run-off of its operations.

                               HOME HOLDINGS INC.



       The specialty lines group loss was $5 million in the three months of 1997 compared with $14 million in the same period of 1996. The 1997 specialty lines group loss was due to general expenses incurred in managing the run-off of its operations. The 1996 loss was primarily due to lower earned premiums and expenses incurred in managing the run-off of its operations.

       The run-off operations loss was $2 million in the three months of 1997, compared with $7 million in the same period of 1996. Underwriting losses from Asbestos/Pollution Policies for the first quarter of 1997 and 1996 were nil.

     Investments

       As of March 31, 1997, the Company has recorded, as a component of the Portfolio Swap Receivable, an amount due from Centre Reinsurance Dublin of $15 million because of a negative difference from the 7.5% target return. The negative difference since January 1, 1997 resulted from the net of (i) a $13 million difference in favor of the Company due to a decrease in the fair value of investments underlying the Swap and (ii) a $2 million difference in favor of the Company for investment income representing an upward adjustment to reach the 7.5% target yield. Actual investment income before such adjustments was $25 million.

       In the three months ended March 31, 1997, the Company recorded a $3 million increase in unrealized gains on insurance equity investments not underlying the Swap.

     Other

       Corporate interest expense was $13 million in the three months ended March 31, 1997, compared with $12 million in the same period of 1996.

       Equity in the income of the securities broker-dealer was a loss of $8 million for the three months ended March 31, 1997. The 1997 first quarter loss was primarily due to $9 million of transaction expenses relating to the restructuring of Gruntal. See note 7 of the consolidated financial statements for further discussion.

       Income tax benefit was $1 million in the three months of 1997 compared with an expense of $1 million in the same period of 1996. Taxes in 1997 and 1996 were comprised of state and foreign taxes. The Company was unable to recognize a federal income tax benefit against its 1997 or 1996 pre-tax losses because there was no available taxable income in the carryback period.

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

       If the Department rejects future dividends filings, the Company will be forced to raise cash through capital infusions, the issuance of additional debt, or the sale of assets in order to meet its current obligations; however there are no assurances that such sources will be available. Based on the Company's most current cash flow projections, without dividends from Home Insurance, the Company is unlikely to be able to meet its cash flow needs during 1997, which include interest payments on the Public Indebtedness of $11.6 million due on June 15, 1997 and December 15, 1997, respectively. Under the terms of the Recapitalization Agreement, Centre Finance has purchased approximately $46 million aggregate principal amount of the Company's 7% Series B Senior Working Capital Notes to fund interest payments occurring through December 1996 on the Public Indebtedness.

       To fund additional cash requirements incurred in connection with the Equity Repurchase Transaction, as defined in note 1b to the 1996 Annual Report, the Recapitalization and other extraordinary needs, Centre Finance and ZCI purchased, in 1995 and 1996, $15 million principal amount of the Company's 12% Senior Subordinated Working Capital Notes due and $16 million principal amount of the Company's 7% Series A Senior Working Capital Notes.

       Effective December 31, 1996, each of the Series A and Series B Senior Working Capital Notes, was amended to change the timing of the payment of interest. Prior to such amendment, interest was payable quarterly. However, according to the amended terms, interest shall not be due or payable until seven business days following the receipt by the Company of written demand from holders of these notes, or when the principal of the Series

                               HOME HOLDINGS INC.



     A and Series B Senior Working Capital Notes becomes due and payable. If interest is not paid within seven business days of such written demand, all interest accrued shall be deemed overdue and shall immediately become due and payable. If interest becomes overdue, the interest rate is adjusted upwards to the greater of (i) the rate of interest on the notes, plus 3% or
     (ii) the prime rate plus 3%. As of March 31, 1997, approximately $5 million of interest has been accrued but not paid on the Series A and Series B Senior Working Capital Notes. As a result of the amended terms, the interest is not overdue.

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

       The sources of funds of the Company consist primarily of dividends from Home Insurance. Accordingly, the Company's ability to pay its obligations depends on the receipt of sufficient funds from Home Insurance. Home Insurance is subject to regulatory restrictions on the amount of dividends that must be paid as described above. The Company did not receive any common stock dividends from Home Insurance in 1997 and 1996. Based on the Company's most current cash flow projections, without dividends from Home Insurance, the Company is unlikely to be able to meet its cash flow needs during 1997.

       At March 31, 1997, the Company's outstanding corporate debt was $573 million and, at December 31, 1996, was $567 million. As part of the Recapitalization, Trygg-Hansa refinanced the sum of $178 million of indebtedness outstanding under the Credit Agreement ($170 million) and the Interest Deferral Agreement ($8 million). In exchange the Company issued $98 million of 12% Senior Subordinated Notes, at original issue discount ($303 million principal value) and $80 million of 8% Junior Subordinated Notes at original issue discount ($171 million principal value). The principal repayments under the Public Indebtedness are $100 million in 1998 and $180 million in 2003, however the repayment of the 2003 Senior Notes have changed as a result of an exchange (see discussion below). The Company would need to fund the required principal payments for the Public Indebtedness through dividend income from Home Insurance.

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

                               HOME HOLDINGS INC.



       In March, 1997, Moody's lowered its rating of the Company's debt security to Ca from B3, and Standard and Poor's Corporation ("S&P") lowered its ratings to CC from B-.

       Home Insurance and Centre Reinsurance Dublin entered into the Excess of Loss Reinsurance Agreement, dated as of June 12, 1995. Home Insurance is provided with an aggregate limit of $1.3 billion subject to certain adjustments, attaching at the point that Home Insurance has no remaining cash or assets readily convertible into cash to pay any of its obligations. Among such adjustments, in the event that Home Insurance pays any dividends to the Company prior to the third anniversary of the Closing to fund interest payments on the Public Indebtedness, the limit will be increased by the amount of such dividends plus interest thereon at the rate of 7.5% per annum, compounded, from the date such dividends were paid to the date the reinsurers commenced making payments under the Excess of Loss Reinsurance Agreement. Also, up to $290 million of additional coverage provided by the Excess of Loss Reinsurance Agreement shall be linked to certain factors including dividend payments from Home Insurance to the Company funding principal payments on the Public Indebtedness and the New Notes, as defined in note 1b to the 1996 Annual Report as such debts become payable.

       Based on cash flow forecasts at December 31, 1996, the Company is projecting that the coverage limits of the Excess of Loss Reinsurance Agreement will be exhausted. Due to these projected future recoveries, loss reserves with a net present value of $787 million were recorded as of March 31, 1997 and December 31, 1996 as a recoverable from the Excess of Loss Reinsurance Agreement.

       Beginning June 1996, Home Insurance is withholding rent and tax payments to its Landlord. Amounts withheld for rent of approximately $3 million per month, are being accrued pending resolution of litigation. Home Insurance was required to deposit in escrow with a court appointed receiver approximately $10.7 million. See note 8 to the consolidated financial statements for further discussion.

       Home Insurance is involved in a dispute with NCCI. Home Insurance is a participant in the Pool, and, as of March 31, 1997, Home Insurance is carrying loss reserves, calculated on an undiscounted basis, of approximately $251 million allocated to the Pool. On May 6, 1997, Home Insurance received notice from the NCCI that the Pool's invoices totaling $35,324,555 were due and unpaid and that the Board of Governors of the Pool had voted on April 28, 1997 to approve (i) the NCCI's determination that Home Insurance's allocable share of outstanding reserve obligations to the Pool was $236,237,269 and (ii) the acceleration of such amount. On May 7, 1997, Home Insurance received from NCCI a demand that Home Insurance obtain a letter of credit to secure this alleged obligation to the Pool of $271,561,824. See note 8 to the consolidated financial statements for further discussion.

                               HOME HOLDINGS INC.



     Home Insurance

       Following the closing of the Recapitalization, Home Insurance has generally ceased accepting business except as required by regulation or contractual obligations. As a result, payment of future claims and operating expenses would be met by primarily earning investment income, collection of premiums receivable and reinsurance receivables, collection of the Portfolio Swap Receivable and sale of assets. At March 31, 1997, the Portfolio Swap Receivable of $1,068 million was available to provide for any foreseeable immediate cash requirements.

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

       Cash used for insurance operating activities was $221 million in the three months ended March 31, 1997 compared with $263 million in the same period in 1996. The net outflows in 1997 and 1996 were primarily due to paid losses and lower premium collections, resulting from the run-off of operations.

       The Department gave Home Insurance permission to include in the 1996 Statutory Annual Statement a non-tabular discount which results from discounting all loss reserves, and allocated and unallocated loss adjustment expense reserves at 7%. Home Insurance has sufficient assets that will earn 7% to meet the expected stream of loss and loss adjustment expense payments. Home Insurance calculated that the non-tabular discount is $444 million and $469 million at March 31, 1997 and December 31, 1996, respectively. The non-tabular discount is not included in the Company's consolidated financial statements prepared under GAAP. Home Insurance's consolidated policyholders' surplus determined in accordance with statutory practices, and after reflecting the benefit of non-tabular discount, was $30 million and $55 million at March 31, 1997 and December 31, 1996, respectively.

                               HOME HOLDINGS INC.



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

     Securities Broker-Dealer

       Certain minimum amounts of capital must be maintained by securities broker-dealer subsidiaries to satisfy the requirements of the Uniform Net Capital Rule (Rule 15c3-1) of the Commission and the capital rules of other regulatory authorities. At March 27, 1997, Gruntal & Co.'s net capital, as defined by the Commission and other regulatory authorities, was approximately $118 million, which was $97 million in excess of the aggregate minimum required.

       On February 24, 1997, Gruntal, and The 1880 Group LLC a limited liability company organized under the laws of Delaware, ("The 1880 Group"), entered into the Reorganization Agreement. The Gruntal reorganization was consummated on March 28, 1997. The reorganization resulted in Gruntal transferring its securities broker-dealer operating companies, Gruntal & Co. and The GMS Group, to a newly formed limited liability company, Gruntal Financial, LLC ("Gruntal Financial"). In connection with the reorganization Gruntal changed its name to Home Financial Corp. ("Home Financial") on April 1, 1997. Home Insurance is the sole owner of Home Financial.

       The Reorganization involved the issuance of several classes of securities to Home Financial and The 1880 Group, including preferred securities, in an aggregate nominal amount of $235 million as follows: (i) Gruntal Financial issued to Home Financial securities called Preferred A Interests in a nominal amount of $155.5 million and securities called Preferred B Interests in a nominal amount of $70 million; and (ii) Gruntal Financial issued to The 1880 Group securities called Preferred C Interests in an nominal amount of $9 million. As a result of the Reorganization, Home Financial owns 40% of the common interest of Gruntal Financial and The 1880 Group owns 60% of the common interest of Gruntal

                               HOME HOLDINGS INC.



     Financial. In connection with the issuance of certain preferred securities to Home Financial, Home Insurance and Centre Reinsurance Dublin entered into a swap agreement intended to ensure that Home Insurance's investment in Gruntal Financial yields at least $155.5 million plus a 7.5% per annum rate of return thereon, subject to certain modifications with respect to certain distributions and sales proceeds of the common and preferred interests of Gruntal Financial. Expenses incurred by Gruntal in connection with the transaction were $9 million. There was no gain or loss to Home Insurance from the Reorganization after the impact to Gruntal of the transaction expenses.

     Sterling Forest

       On May 15, 1996 Governors Pataki of New York and Whitman of New Jersey, and Speaker of the House Gingrich, announced an agreement in principle for the purchase and sale of a substantial part of Sterling Forest lands for public parkland. In connection therewith, a Purchase and Sale Agreement between Sterling Forest and Sterling Lake Associates, as seller, and Trust for Public Land and Open Space Institute, as buyer, was signed on February 18, 1997 (the "Sterling Forest Agreement").

       Under the terms of the Sterling Forest Agreement more than 15,000 acres of Sterling Forest land will be acquired as parkland by the state of New York under the management of the Palisades Interstate Park Commission, at a total purchase price of $55 million. Under the Sterling Forest Agreement the buyers have up to two years to raise the funding. The purchase price for any lands not yet acquired, however, will increase annually if the purchase has not been fully consummated by the first anniversary of the agreement. A total of $49 million has been committed, as of May 14, 1997, by a combination of federal and state governments, and one not-for-profit conservation foundation. Sterling Forest will continue to own approximately 2,200 acres of land and existing improvement for future sale or development.

                               HOME HOLDINGS INC.



     PART II.    OTHER INFORMATION


     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 At the annual meeting of the stockholders of the Company held on May 13, 1997 (The "Annual Meeting"), the following matters were submitted to a vote of security holders:

                        (i)    the election of directors
                        (ii)   amendments to the Restated Certificate of
                               Incorporation of the Company; and
                        (iii)  amendments to the By-Laws of the Company.

                 All of the present directors of the Company, including Mr. Jan Bruneheim, Mr. Steven D. Germain, Mr. Michael Palm and Mr. Zaid O.B. Pedersen, were elected to serve as directors of the Company until their successors are duly elected and qualified. Amendments to the Restated Certificate of Incorporation of the Company and amendments to the By-Laws of the Company were approved.


                 With respect to the election of directors, 12,586,697 shares of Series A Common Stock were voted in favor of the slate of directors nominated for re-elections. There were no votes cast against any of the directors, nor were there any abstentions.

                 With respect to the amendments to the Restated Certificate of Incorporation of the Company, 12,586,697 shares of Series A Common Stock of the Company were voted in favor of the proposed amendments and 11,425,177 shares of Series B Convertible Stock of the Company were voted in favor of the proposed amendments. There were no votes cast against any of the amendments, nor were there any abstentions.

                 With respect to the amendments to the By-Laws of the Company, 12,586,697 Shares of Series A Common Stock of the Company were voted in favor of the proposed amendments and 11,425,177 shares of Series B Convertible Stock of the Company were voted in favor of the proposed amendments. There were no votes cast against any of the amendments, nor were there any abstentions.

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                 EXHIBITS

                 3.1 Form of Amended and Restated Certificate of Incorporation of the Company, as approved by the stockholders of the Company on May 13, 1997.

                 3.2 By-Laws of the Company, as approved by the stockholders of the Company on May 13, 1997.

                 10.1 Governance Agreement Termination and Mutual Release dated as of April 15, 1997 by and among Trygg-Hansa AB (formerly Trygg-Hansa SPP Holdings AB), Trygg-Hansa Omsesidig Livforsakring, Trygg-Hansa Holding B.V., Centre Reinsurance (Bermuda) Limited and Zurich Home Investments Limited (formerly ZCI Investments Limited).

                 10.2 Amendment No. 1 dated as of April 15, 1997 to the Securityholders' Agreement dated as of June 12, 1995 by and among the Company, Zurich Home Investments Limited (formerly ZCI Investments Limited), Centre Reinsurance (Bermuda) Limited, Insurance Partners Advisors, L.P., Trygg-Hansa AB and Trygg-Hansa Holding B.V.




                 Form 8-K

                 Report on Form 8-K was filed by the Company on April 14, 1997.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     HOME HOLDINGS INC.





                                     By:  /s/ RICHARD H. HERSHMAN
                                          ---------------------------
     May 14, 1997                              Richard H. Hershman
                                                   Treasurer
                                     (Principal Financial and Accounting Officer
                                      through the Services Agreement with
                                      Risk Enterprise Management Limited)

                                EXHIBIT INDEX

                 3.1 Form of Amended and Restated Certificate of Incorporation of the Company, as approved by the stockholders of the Company on May 13, 1997.

                 3.2 By-Laws of the Company, as approved by the stockholders of the Company on May 13, 1997.

                 10.1 Governance Agreement Termination and Mutual Release dated as of April 15, 1997 by and among Trygg-Hansa AB (formerly Trygg-Hansa SPP Holdings AB), Trygg-Hansa Omsesidig Livforsakring, Trygg-Hansa Holding B.V., Centre Reinsurance (Bermuda) Limited and Zurich Home Investments Limited (formerly ZCI Investments Limited).

                 10.2 Amendment No. 1 dated as of April 15, 1997 to the Securityholders' Agreement dated as of June 12, 1995 by and among the Company, Zurich Home Investments Limited (formerly ZCI Investments Limited), Centre Reinsurance (Bermuda) Limited, Insurance Partners Advisors, L.P., Trygg-Hansa AB and Trygg-Hansa Holding B.V.