Form 10-Q
period 1997-06-30
HOME HOLDINGS INC
filed 1997-08-15
CIK 875090

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report Pursuant to Section 13 of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

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


YES      X              NO


At June 30, 1997, there were 14,114,500 shares of registrant's Series A Common Stock, par value $.01 per share, outstanding.

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                               HOME HOLDINGS INC.
                        Consolidated Statements of Income
                  Second Quarter and Six Months ended June 30,
                                   (Unaudited)

                                  ($ millions)

                                                            Second Quarter              Six Months
                                                            --------------              ----------

                                                          1997          1996        1997         1996
                                                          -----        -----        -----        -----

REVENUES:

Net earned premiums (note 3)                              $   5        $  33        $   8        $ 113
Insurance net investment income                              25           38           52           81
Insurance realized capital gains (loss)                      (3)          10           (1)          10
Securities broker-dealer operations                          --          122           --          239
                                                          -----        -----        -----        -----

       Total revenues                                        27          203           59          443
                                                          -----        -----        -----        -----

OPERATING EXPENSES:

Losses and loss adjustment expenses (note 3)               (175)          86         (174)         191
Policy acquisition and other insurance expenses              19           34           38           81
Corporate interest expense                                   13           12           26           24
Securities broker-dealer operations                          --          110           --          220
                                                          -----        -----        -----        -----
       Total expenses                                      (143)         242         (110)         516
                                                          -----        -----        -----        -----
Income before equity in income (loss) of
    securities broker-dealer and income taxes               170          (39)         169          (73)

Equity in income (loss) of securities broker-dealer           7           --           (1)          --
                                                          -----        -----        -----        -----

       Income (loss) before income taxes                    177          (39)         168          (73)

Income tax expense                                           (1)          (1)          --           (2)
                                                          -----        -----        -----        -----

       NET INCOME (LOSS)                                  $ 176        $ (40)       $ 168        $ (75)
                                                          =====        =====        =====        =====



See accompanying notes to consolidated financial statements.

                               HOME HOLDINGS INC.
                           Consolidated Balance Sheets

                                  ($ millions)

                                                          June 30,      December 31,
   ASSETS                                                   1997           1996
                                                          -------        -------
                                                        (Unaudited)
Insurance investments at fair value:
Portfolio swap receivable (note 6)                        $   962        $ 1,243
Fixed maturities available for sale
   (cost $27 and $26)                                          29             28
Equity securities (cost $16 and $17)                           23             21
                                                          -------        -------

     Total insurance investments                            1,014          1,292

Cash                                                            4             36
Premiums receivable                                           272            290
Funds held by affiliate                                       221            248
Reinsurance receivables                                     2,647          2,765
Securities broker-dealer investments                           --            392
Receivables from brokers, dealers and customers                --          2,258
Investment in securities broker-dealer (note 7)               159             --
Other assets                                                  158            312
                                                          -------        -------

     Total assets                                         $ 4,475        $ 7,593
                                                          =======        =======

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
Unpaid losses and loss adjustment expenses                $ 4,954        $ 5,687
Payables to brokers, dealers and customers                     --          2,060
Debt of securities broker-dealer                               --            246
Corporate debt (note 5)                                       579            567
Other liabilities                                             310            572
                                                          -------        -------

     Total liabilities                                      5,843          9,132
                                                          -------        -------

Litigation and contingencies (note 8)

Stockholders' deficiency: (note 4)
Series A preferred stock, $.01 par value; 170
   shares authorized, issued and outstanding                   --             --
Series A common stock, $.01 par value;
   40,000,000 shares authorized;
   14,114,500 shares outstanding                               --             --
Series B convertible stock, $.01 par value;
   15,000,000 shares authorized;
   11,425,177 shares outstanding                               --             --
Paid-in capital                                               777            777
Deficit                                                    (2,152)        (2,320)
Unrealized gains on insurance investments (note 6)              9              6
Unrealized currency translation adjustments                    (2)            (2)
                                                          -------        -------

     Total stockholders' deficiency                        (1,368)        (1,539)
                                                          -------        -------

     Total liabilities and stockholders' deficiency       $ 4,475        $ 7,593
                                                          =======        =======


See accompanying notes to consolidated financial statements.

                               HOME HOLDINGS INC.
                      Consolidated Statements of Cash Flows
                            Six Months ended June 30,
                                   (Unaudited)

                                  ($ millions)

                                                    1997         1996
                                                    -----        -----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $ 168        $ (75)
Adjustments to reconcile net loss to net cash
   used for operating activities:
Insurance realized capital (gains) loss                 1          (10)
                                                                   (10)
Unpaid losses and loss adjustment expenses           (733)        (510)
Premiums and reinsurance receivables                  137          197
Funds held by affiliate                                27           (8)
Unearned premiums                                      (4)        (117)
Broker-dealer investments and receivables,
   net of payables                                     --         (109)
Other                                                  74            7
                                                    -----        -----

            Net cash used for operating
                activities                           (330)        (625)
                                                    -----        -----

CASH FLOWS FROM INVESTING ACTIVITIES:
Portfolio swap receivable                             281          506
Purchase of fixed maturities                           (1)          --
Sales of equity securities                              3           15
Sales of fixed securities                              --            2
Other                                                   3           (5)
                                                    -----        -----

            Net cash provided by investing
                activities                            286          518
                                                    -----        -----

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in corporate debt                             12           27
Increase of debt of broker-dealer                      --          103
                                                    -----        -----

            Net cash provided by financing
                activities                             12          130
                                                    -----        -----

            Net increase (decrease) in cash           (32)          23

Cash at beginning of period                            36           34
                                                    -----        -----

CASH AT END OF PERIOD                               $   4        $  57
                                                    =====        =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Corporate interest paid                             $  --        $  12
Broker-dealer interest paid                         $  --        $  40
Income taxes paid (received)                        $  (1)       $   1


See accompanying notes to consolidated financial statement

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements




1.     GENERAL

   Home Holdings Inc., a Delaware corporation (the "Company"), is a holding company for its wholly-owned subsidiaries, The Home Insurance Company, a New Hampshire corporation, and its insurance subsidiaries ("Home Insurance"). Home Insurance generally ceased writing new or renewal insurance on June 12, 1995 in connection with a recapitalization agreement (the "Recapitalization Agreement" or the "Recapitalization") as defined in note 1b to the 1996 Annual Report on Form 10-K ("Annual Report") filed with the Securities and Exchange Commission (the "Commission"). Home Insurance also owns Home Financial Corp., a holding company for a securities brokerage business, and Sterling Forest Corporation, a property development business, which on June 27 was reorganized as a limited liability company and changed its name to Sterling Forest LLC ("Sterling Forest"). See note 7 for discussion of the restructuring of Gruntal.

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



3.     PREMIUMS AND LOSSES

       Premium and loss information for the second quarter and six months ended June 30, follows:

                                             Second Quarter             Six Months
                                             --------------             ----------

                                            1997        1996        1997         1996
                                           -----        ----        -----        -----
       ($ millions)

Earned premiums:
Direct                                     $   3        $ 10        $   8        $  38
Assumed                                       --          30           --          116
Ceded                                          2          (7)          --          (41)
                                           -----        ----        -----        -----

           Net                             $   5        $ 33        $   8        $ 113
                                           =====        ====        =====        =====

Losses and loss adjustment expenses:
Direct                                     $   3        $ 35        $  25        $ 174
Assumed                                     (168)         41         (163)          78
Ceded                                        (10)         10          (36)         (61)
                                           -----        ----        -----        -----

           Net                             $(175)       $ 86        $(174)       $ 191
                                           =====        ====        =====        =====


Settlement with National Council on Compensation Insurance ("NCCI')

     As discussed further in note 8, Home Insurance entered into an agreement with NCCI, the National Workers' Compensation Reinsurance Pool ("the Pool") and its participants to commute $228 million of undiscounted loss and loss adjustment expense reserves and settle $43 million of losses payable to NCCI for $60 million. The payment of $60 million made by Home Insurance in connection with the settlement is reported as a payable to NCCI and included with other liabilities. The Company recognized a gain of $174 million from the settlement based upon generally accepted accounting principles, reported as a reduction to loss and loss adjustment expenses. Included in the June 1997 statutory surplus is a benefit of $115 million relating to the settlement with NCCI. The impact to statutory surplus of the NCCI settlement reflects related adjustments to tabular and non-tabular discount.

Asbestos/Pollution Losses and Loss Adjustment Expenses

       The 1997 and 1996 second quarter and six months incurred loss and loss adjustment expenses relating to policies which have been alleged to contain asbestos/pollution exposure ("Asbestos/Pollution Policies") were nil. The 1997 second quarter and six months incurred loss for Asbestos/Pollution Policies reflected $18 million and $10 million of paid losses, respectively, offset by decreases of $18 million and $10 million, respectively, to unpaid

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



losses and loss adjustment expenses for the same periods. The 1996 second quarter and six months incurred loss for Asbestos\Pollution Policies reflected $16 million and $42 million of paid losses, respectively, offset by decreases of $16 million and $42 million, respectively, to unpaid losses and loss adjustment expenses.

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements


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

Excess of Loss Reinsurance Agreement and Stop Loss Treaty

       In connection with the recapitalization agreement, Home Insurance and Centre Reinsurance Dublin entered into the Excess of Loss Reinsurance Agreement, dated as of June 12, 1995. Home Insurance is provided with an aggregate limit of $1.3 billion subject to certain adjustments, attaching at the point that Home Insurance has no remaining cash or assets readily convertible into cash to pay any of its obligations. Among such adjustments, in the event that Home Insurance pays any dividends to the Company prior to the third anniversary of the Closing to fund interest payments on the Public Indebtedness, the limit will be increased by the amount of such dividends plus interest thereon at the rate of 7.5% per annum, compounded, from the date such dividends were paid to the date the reinsurers commence making payments under the Excess of Loss Reinsurance Agreement. See the 1996 Annual Report note 4 to the consolidated financial statements for discussion of dividend restrictions. Also, up to $290 million of additional coverage provided by the Excess of Loss Reinsurance Agreement is linked to certain factors including dividend payments from Home Insurance to the Company funding principal payments on the Public Indebtedness as such debts become payable. The Excess of Loss Reinsurance Agreement became effective on June 12, 1995 upon (i) the payment by Home Insurance to Centre Reinsurance Dublin of $63 million and (ii) the transfer by Home Insurance of $166 million to Centre Reinsurance Dublin, representing the respective amounts received by Home Insurance from Zurich International (Bermuda) Ltd. and Centre Reinsurance Limited as a reinsurance commutation (exclusive of refunds of security costs). In 1996 an additional $43 million was transferred to

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



Centre Reinsurance Dublin, representing the amount received by Home Insurance from Trygg-Hansa Insurance Company Limited, a subsidiary of Trygg- Hansa, as a reinsurance commutation.

       Based on cash flow forecasts at December 31, 1996, the Company is projecting that the coverage limits of the Excess of Loss Reinsurance Agreement will be exhausted. Due to these projected future recoveries, loss reserves with a net present value of $787 million were recorded as of June 30, 1997 and December 31, 1996 as a recoverable from the Excess of Loss Reinsurance Agreement.

4.     LIQUIDITY AND STATUTORY SURPLUS

Dividend Restrictions and Liquidity

       The Company did not receive common stock dividends from Home Insurance in 1996 and during the first six months of 1997. On July 14, 1997, the Company received an $11.7 million dividend from Home Insurance for the purpose of funding the payment of interest by the Company on its Public Indebtedness due June 15, 1997, plus 29 days interest thereon. As discussed in note 3, the dividend will have no effect on Home Insurance's statutory surplus, as it increases the aggregate limit of the Excess of Loss Reinsurance Agreement.

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

Statutory Surplus

       The accounting practices of insurance companies are prescribed or permitted by certain regulatory authorities. Certain of these practices differ from generally accepted accounting principles ("GAAP") used in preparing the consolidated financial statements of the Company. The Department gave Home Insurance permission to include in the 1996 Statutory Annual Statement a non-tabular discount which results from discounting all loss reserves, and allocated and unallocated loss adjustment expense reserves at 7%. Home Insurance has sufficient assets that will earn 7% to meet the expected stream of loss and loss adjustment expense payments. Home Insurance calculated that the non-tabular

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements





discount is $348 million and $469 million at June 30, 1997 and December 31, 1996, respectively. The non-tabular discount is not included in the Company's consolidated financial statements prepared under GAAP. Home Insurance's consolidated policyholders' surplus determined in accordance with statutory practices, and after reflecting the benefit of non-tabular discount, was $123 million at June 30, 1997 compared with $55 million at December 31, 1996. Included in the June 1997 statutory surplus is a benefit of $115 million relating to the settlement with NCCI (see note 3). The impact to statutory surplus of the NCCI settlement reflects related adjustments to tabular and non-tabular discount.

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

       The Department also continues to direct a consulting actuarial firm to perform a review of Home Insurance's loss reserves, and has retained a second actuarial firm to perform a peer review of the findings. Such reviews are in process, and the completion date has not yet been determined. Management cannot predict whether reserve estimates to be prepared by these consultants will change the Department's view of the level of regulatory intervention required for Home Insurance.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements




5.     CORPORATE DEBT

                                                                        June 30,            December 31,
                                                                          1997                 1996
                                                                       -----------          -----------
       ($ millions)

       7% Senior Notes due in 1998, net of
           unamortized discount of nil in 1997
           and 1996                                                    $       100          $       100
       77/8% Senior Notes due in 2003, net of
           unamortized discount of $1 million in 1997
           and $2 million 1996                                                 178                  177
       77/8% Senior Notes due in 2003, net of
           unamortized discount of nil in 1997 and 1996                          1                    1
       12% Senior Subordinated Notes, issued at
           original issue discount, $303 million
           principal value due in 2004                                         125                  118
       8% Junior Subordinated Notes, issued at
           original issue discount, $171 million
           principal value due in 2004                                          94                   91
       12% Senior Subordinated Working Capital
           Notes, issued at original issue discount,
           $46 million principal value due in 2004                              19                   18
       7% Series A Senior Working Capital Notes                                 16                   16
       7% Series B Senior Working Capital Notes                                 46                   46
                                                                       -----------          -----------

           Total Corporate Debt                                        $       579          $       567
                                                                       ===========          ===========


       During 1995 and 1996, the Company issued to Centre Finance approximately $46 million aggregate principal amount of the Company's 7% Series B Senior Working Capital Notes to fund interest payments occurring through December 1996 on the Public Indebtedness. The principal on these notes is due on the successive one year anniversaries of the Closing date; however, the date can be extended for annual periods at the option of either Centre Finance or the Company until December 15, 2003. The Company elected in 1997 to extend the due date until June of 1998.

       In addition, effective December 31, 1996, each of the Series A and Series B Senior Working Capital Notes, was amended to change the timing of the payment of interest. Prior to such amendment, interest was payable quarterly. However, according to the amended terms, interest shall not be due or payable until seven business days following the receipt by the Company of written demand from holders of these notes, or when the principal of the Series A and Series B Senior Working Capital Notes becomes due and payable. If interest is not paid within seven business days of such written demand, all interest accrued shall be

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



deemed overdue and shall immediately become due and payable. If interest becomes overdue, the interest rate is adjusted upwards to the greater of (i) the rate of interest on the notes, plus 3% or (ii) the prime rate plus 3%. As of June 30, 1997, approximately $6 million of interest has been accrued but not paid on the Series A and Series B Senior Working Capital Notes. As a result of the amended terms, the interest is not overdue.

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

         As of June 30, 1997, the Company has recorded, as a component of the Portfolio Swap Receivable, an amount due from Centre Reinsurance Dublin of $6 million because of a negative difference from the 7.5% target return. The negative difference since January 1, 1997 resulted from the net of (i) a $2 million difference in favor of the Company due to a decrease in the fair value of investments underlying the Swap and (ii) a $4 million difference in favor of the Company for investment income representing an upward adjustment to reach the 7.5% target yield. Actual investment income before such adjustments was $48 million.

       The Company received $48 million from Centre Reinsurance Dublin on January 21, 1997, to settle the 1996 Swap receivable. Securities and cash totaling $210 million were transferred to Centre Reinsurance Dublin on January 22, 1996, to settle the 1995 Swap liability.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



       The fair value of securities managed by Zurich Investment Management Inc. ("ZIM") and underlying the Portfolio Swap Receivable from Centre Reinsurance Dublin as of June 30, 1997 is as follows:

                                           Estimated
                                                Fair
                                               Value
       ($ millions)

Fixed Maturities:
U.S. Government and agency                      $436
Mortgage-backed securities                       172
Corporate securities                             244
Foreign governments                               36
Other                                              2
                                                ----
    Total                                        890

Equity securities                                  1
Short-term investments                            65
    Total Swap investments                       956
Receivable from Centre Reinsurance Dublin          6
    Portfolio Swap Receivable                   $962
                                                ====

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



7.     SECURITIES BROKER-DEALER

       On February 24, 1997, Gruntal Financial Corp. ("Gruntal"), and The 1880 Group LLC, a limited liability company organized under the laws of Delaware, ("The 1880 Group"), entered into the Reorganization Agreement. The Gruntal reorganization was consummated on March 28, 1997. The reorganization resulted in Gruntal transferring its securities broker-dealer operating companies, Gruntal & Co. and The GMS Group, to a newly formed limited liability company, Gruntal Financial, LLC ("Gruntal Financial"). In connection with the reorganization, Gruntal changed its name to Home Financial Corp. ("Home Financial") on April 1, 1997. Home Insurance is the sole owner of Home Financial.

       The Reorganization involved the issuance of several classes of securities to Home Financial and The 1880 Group, including preferred securities, in an aggregate nominal amount of $235 million as follows: (i) Gruntal Financial issued to Home Financial securities called Preferred A Interests in a nominal amount of $155.9 million and securities called Preferred B Interests in a nominal amount of $70 million; and (ii) Gruntal Financial issued to The 1880 Group securities called Preferred C Interests in a nominal amount of $9 million. The nominal amount of the Preferred A Interest was adjusted from the amount previously disclosed of $155.5 million to reflect actual March 1997 results and final transaction expenses. As a result of the Reorganization, Home Financial owns 40% of the common interest of Gruntal Financial and The 1880 Group owns 60% of the common interest of Gruntal Financial. In connection with the issuance of certain preferred securities to Home Financial, Home Insurance and Centre Reinsurance Dublin entered into a swap agreement intended to ensure that Home Insurance's investment in Gruntal Financial yields at least $155.9 million plus a 7.5% per annum rate of return thereon, subject to certain modifications with respect to certain distributions and sales proceeds of the common and preferred interests of Gruntal Financial. The Company accrued $8 million of income from the swap during the second quarter. Expenses incurred by Gruntal in connection with the transaction were $9 million. There was no gain or loss to Home Insurance from the Reorganization after the impact to Gruntal of the transaction expenses.

       In connection with the Reorganization, the members of The 1880 Group entered into management services agreements with The 1880 Group which, in turn, will provide such services to Gruntal Financial.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



Summarized financial information of Gruntal Financial for the second quarter and six months ended June 30 is set forth in the following tables:

                                                    Second Quarter               Six Months
                                                  ------------------        ------------------
                                                  1997         1996         1997         1996
                                                  -----        -----        -----        -----
 ($ millions)

Summarized Income Statement

Commissions                                       $  23        $  26        $  46        $  51
Principal transactions                               33           47           65           92
Underwriting and investment banking                  10            9           18           18
Interest                                             31           31           63           60
Other                                                 8            9           16           18
                                                  -----        -----        -----        -----

     Total revenues                                 105          122          208          239

Total expenses                                     (106)        (110)        (217)        (220)
                                                  -----        -----        -----        -----

     Income (loss) before income taxes               (1)          12           (9)          19
                                                  -----        -----        -----        -----

Income from swap agreement                            8           --            8           --
                                                  -----        -----        -----        -----

     Total income (loss) from broker-dealer       $   7        $  12        $  (1)       $  19
                                                  =====        =====        =====        =====


Summarized Balance Sheet


                                                     June 30,
                                                       1997
                                                       ----

Cash                                                  $   --
Investments                                              446
Receivables from brokers, dealers and customers        2,335
Total assets                                           2,970
Payables to brokers, dealers and customers             2,104
Debt                                                     328
Total liabilities                                      2,819
Stockholders' equity                                     151

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

       Both actions have been removed to federal court. Motions to remand the actions to state court have been filed. Plaintiffs have filed a motion to amend the complaint to add 150 additional defendants and other named Plaintiffs in both actions.

       With respect to the Tennessee and Georgia actions discussed above, it is too early to predict the outcome of these actions and whether or not they will have a material adverse impact on the Company's financial condition.

       An action was recently instituted in the Massachusetts Superior Court, Suffolk County by Service of a Verified Complaint and preliminary Injunction papers seeking to have Home Insurance immediately: 1) pay $756,961.53 to the Massachusetts Workers' Compensation Assigned Risk Pool ("Assigned Risk Pool"), as its billed but unpaid assessment for the Fourth Quarter of 1996, 2) deposit $17,854,205.30 in past premium payments from the Assigned

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



Risk Pool to Home Insurance into an escrow fund, to be held in trust to cover Home Insurance's obligations for losses and expenses as they become due and owing.

       The complaint alleges that the Assigned Risk Pool, established under G.L.c Section152 65A, is subject to supervision by the Massachusetts Insurance Commissioner, who has designated the Workers Compensation Rating Bureau ("WCRB") as administrator. It is further alleged that the WCRB and the Insurance Commissioner both previously directed the defendants to pay all outstanding amounts, and to pay the remainder of all prior premium payments to Home Insurance into a trust account for the benefit of the Assigned Risk Pool. The complaint contains four counts asserting statutory violations, unjust enrichment, declaratory relief, and breach of fiduciary obligation.

       On June 20, 1997, Justice Peter Lauriat of the Massachusetts Superior Court denied plaintiff's Motion for a Preliminary Injunction. Plaintiffs' Motion for Reconsideration was denied. Plaintiffs' Petition for Interlocutory Relief to the Appeals Court seeking reversal of the denial of plaintiffs' prior requests for relief was recently denied. Home Insurance has filed a Motion to Dismiss the complaint for failure to exhaust administrative remedies. Management believes it is too early to predict the ultimate outcome of this action and whether an unfavorable outcome will have a material adverse impact on the Company's financial condition.

       A Petition in Intervention has been filed by Sandwich Chef of Texas, Inc. in its own right and on behalf of others similarly situated, against its insurer, Reliance Insurance Company, and dozens of insurance companies, including Home Insurance, that are alleged to be members of the Texas Workers' Compensation Insurance Facility ("TWCIF"). The action seeks to have a surplus in the amount of $467 million that was returned by the TWCIF to its member insurance companies for the 1992-1994 years, refunded to the members' respective retro insureds.

       The TWCIF is alleged to be an unincorporated association of insurers that served as the Texas workers' compensation insurer of last resort from January 1, 1991 through December 31, 1993 for employers unable to obtain coverage in the voluntary market. It is alleged that the Texas Department of Insurance ("TDI") was required to establish an appropriate pass through allowance so that each retro rated risk written during the calendar year would get a proportion of any assessment or rebate made by the TWCIF to its member companies.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



The Petition seeks a declaratory judgment and formation of a constructive trust against Reliance and the insurer defendants, and asserts antitrust and tortious interference claims against them.

       By order of the Texas Insurance Commissioner, Elton Bomer, effective August 6, 1997 rules have been issued directing insurers to refund $272 million in premium to Texas employers who purchased retro workers' compensation insurance policies with effective dates between May 1, 1991 through December 31, 1994. Insurers have 6 months from the effective date to make the refunds based on surpluses received since 1991.

       Numerous insurance companies recently filed a new lawsuit in the District Court of Travis County, Texas against the TDI and the Commissioner challenging the new rules insofar as they apply to the 1991 and 1992 policy years. Management believes it is too early to predict with certainty the ultimate outcome of this dispute, and whether an unfavorable outcome could have a material adverse impact on the Company's financial condition.

       A purported class action complaint has been filed in the U.S. District Court for the Southern District of Miami against dozens of insurance companies, including Home Insurance, and the NCCI seeking redress for an alleged wrongful scheme, combination and conspiracy perpetrated by the defendants in the sale of retrospectively rated workers' compensation policies. The representative class plaintiffs are alleged to be insureds of AIG, CIGNA, CNA and Hartford companies. The class action is brought on behalf of all persons who purchased a renewed retrospective workers' compensation policies from the insurer defendants from January 1, 1988 until the present, covering risks located in Florida.

       The defendants are alleged to have conspired with each other to charge unlawful fees, charges and assessments that varied from filings made and approved by the Insurance Commissioner. Specifically, the defendants are alleged to have illegally charged their insureds for their own residual market losses through various means. The NCCI is alleged to be both the instrumentality for the alleged scheme, and a direct participant in the illegal activity. The complaint contains causes of action for violation of the Sherman Antitrust Act, violation of the Florida antitrust statute, RICO counts, breach of contract, civil conspiracy and unjust enrichment. It seeks compensatory, punitive, and treble damages. Management believes it is too early to predict with certainty the ultimate outcome of this dispute, and whether an unfavorable outcome could have a material adverse impact on the Company's financial condition.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements


       A complaint and temporary restraining order issued from the New York State Supreme Court were served upon Home Insurance by Bertholon-Rowland Corp., a large producer of Home Insurance's professional liability business in New York and Massachusetts. The action arose out of the producer's decision to terminate its business relationship with Home Insurance on six months' notice, and Home Insurance's subsequent immediate suspension of the producer's authority to act on its behalf. The complaint sought an injunction and damages nullifying the suspension of authority and enforcing the producer's contractual rights to its customer accounts and commissions. Compensatory and punitive damages were sought. By stipulation of the parties the restraining order was dissolved and legal proceedings stayed pending submission of the dispute to an arbitration panel. The final award of the arbitration panel dated August 7, 1995 ordered, among other things, that Bertholon-Rowland's damages claim against Home Insurance be denied. Home Insurance's motion to confirm the arbitration award was submitted to the court on October 12, 1995. On November 8, 1995, Bertholon-Rowland obtained a court order temporarily restraining alleged violations of its ownership rights to policy expirations, and filed a motion for a preliminary injunction against Home Insurance and Zurich-American Insurance Group and Professional Liability Underwriting Managers Inc. due to the alleged violations and seeking other relief as well. Subsequently, Bertholon-Rowland filed a motion to amend the temporary restraining order based upon alleged continuing violations of its expiration rights. By court order dated July 7, 1997, Justice Herman Cahn confirmed the arbitration award of August 7, 1995. An additional payment was made to Home Insurance. All other pending motions will be withdrawn. The case has now been fully resolved.

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



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

       Home Insurance is involved in a dispute with its landlord, Olympia and York Maiden Lane Company (the "Landlord"), with respect to its lease of its principal offices at 59 Maiden Lane, New York, New York. The Landlord is in default of certain bond obligations that are secured by the building and, consequently, the Landlord has made an assignment of rents to the trustee (the "Trustee") representing the Landlord's bondholders. On June 24, 1996, the Landlord's bondholders obtained a judgment of foreclosure and it is anticipated that the Landlord's bondholders will complete the foreclosure or otherwise gain possession of the building shortly.

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

       Following a hearing set on July 1, 1997, the Court issued an Order and Judgment and Decision and Order, both dated July 2, 1997 granting judgment in the sum of $18,795,262.33

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



against Home Insurance and in favor or O & Y Maiden, together with statutory interest (9%) per annum from September 1, 1996, and providing for the deposit of certain additional rent payments with the court-appointed Temporary Receiver of Rents. The Court continued to stay entry until July 7, 1997.

       On July 7, 1997, Home Insurance filed a Notice of Motion for a stay of the judgment or for an injunction against enforcement of the judgment or an attachment of any assets executed upon and for a preference in the hearing of the appeal with the Supreme Court of the State of New York, Appellate Division, First Department. On that day, the Appellate Division ordered the stay to be continued pending a decision on the motion. On July 24, 1997, the Appellate Division denied Home Insurance's motion, but continued the stay for ten days until August 4, 1997.

       Home Insurance has entered into an agreement in principle to settle the litigation under which Home Insurance's prior rent obligation will be reduced by at least $44 million, and Home Insurance will be allowed to retain a reduced amount of space at 59 Maiden Lane at a lower rent rate. The settlement is subject to approval by O & Y Maiden's bondholders and the Department.

       On or about January 17, 1997, Marine Midland (the trustee in the action described above), brought an action entitled Marine Midland Bank v. Zurich Insurance Company, et al. in New York State Supreme Court against Zurich and certain affiliates, Home Insurance and REM alleging, among other things, that the conveyance to Zurich of the right to write renewal business on policies of Home Insurance constituted a fraudulent transfer under New York State law because Home Insurance purportedly was rendered insolvent as a result and did not receive adequate consideration from Zurich for this right. Plaintiff in its complaint disregards that the transaction, which permitted the conveyance of this right to Zurich, was approved by the Department in April 1995. The complaint, which does not seek any relief against Home Insurance, demands judgment against Zurich and certain of its affiliates for all past and future rent due under the lease between Home Insurance and its landlord, not paid by Home Insurance, plus interest, or alternatively, for the imposition of a constructive trust upon the proceeds obtained by Zurich from the conveyance noted above, which according to plaintiff would secure the repayment of Home Insurance's purported obligations under its lease, as well as attorneys' fees. The complaint also seeks from REM damages in the amount of all rents due and owing under the lease plus interest, as well as, a declaration that REM is obligated to make all future rent payments. On March 27, 1997, Zurich, REM and Home Insurance moved to dismiss the complaint. Marine Midland Bank served its responsive papers on May 9, 1997. Management believes that it is too early to predict with certainty the ultimate outcome of this dispute.

       Home Insurance is involved in a dispute with NCCI as administrator of the the Pool. The Pool collects premium and pays

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



losses for various residual market plans around the country. The premium is supposed to be distributed to pool members in proportion to their market share and held in reserve. NCCI sends a quarterly invoice to each pool member for its share of the losses as calculated and paid by the Pool in that quarter.

       Home Insurance is a participant in the Pool, and, as of March 31, 1997, Home Insurance was carrying loss reserves, calculated on an undiscounted basis, of approximately $251 million allocated to the Pool. On May 6, 1997, Home Insurance received notice from NCCI that the Pool's invoices totaling $35,324,555 were due and unpaid and that the Board of Governors of the Pool had voted on April 28, 1997 to approve (i) NCCI's determination that Home Insurance's allocable share of outstanding reserve obligations to the Pool was $236,237,269 and (ii) the acceleration of such amount. On May 7, 1997, Home Insurance received from NCCI a demand that Home Insurance obtain a letter of credit to secure this alleged obligation to the Pool of $271,561,824.

     Home Insurance disputed the extent of its obligations to the Pool, and believed that it had meaningful legal defenses to both the acceleration and the demand for security. In addition, Home Insurance had on several occasions demanded an audit to determine the actual amount of its obligation. Home Insurance's demands for an audit were refused. On June 4, 1997, the NCCI served its Summons and Complaint upon Home Insurance seeking to recover the total amount alleged to be due and owing. On August 8, 1997. Home Insurance, NCCI, the Pool and its participants entered into an agreement to settle and release all of Home Insurance's obligations in connection with this dispute pursuant to which Home Insurance made a payment of $60 million, resulting in a statutory surplus benefit to Home Insurance of $115 million.

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements



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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements


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

       REM's service agreement with the Company provides that REM will receive a contingent fee amounting to 15% in excess of its actual costs, accumulating with interest, as follows: 100% of the annual amounts for the years 1995 through 2000 and 33% of the amounts from years 2000 until 2005, payable on and after 2005. The fee is payable by Home Insurance contingent upon prior approval of the Department. Based on the issuance of the Order, and based on projections that the Excess of Loss Reinsurance Agreement will be fully exhausted, the payment of such fees is considered remote and therefore has not been accrued in the consolidated financial statements. The contingent liability as of June 30, 1997 was $45 million.

                               HOME HOLDINGS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following should be read in conjunction with the consolidated financial statements.


       Insurance revenues were $27 million and $59 million in the second quarter and six months ended June 30, 1997, respectively, compared with $81 million and $204 million, in the same periods of 1996. Net income was $176 million and $168 million in the second quarter and six months ended June 30, 1997, respectively, as compared to losses of $40 million and $75 million, respectively, during the same periods in 1996. Net income for the second quarter and six months ended June 30, 1997 includes a gain of $174 million from the settlement with NCCI.

Insurance revenues and pre-tax income (loss) were as follows:

                                                 Second Quarter            Six Months
                                               -----------------        ------------------
                                               1997         1996        1997         1996
                                               -----        ----        -----        -----
($ millions)

Net earned premiums                            $   5        $ 33        $   8        $ 113
Net investment income                             25          38           52           81
Realized capital gains (loss)                     (3)         10           (1)          10
                                               -----        ----        -----        -----

         Insurance revenues                    $  27        $ 81        $  59        $ 204
                                               =====        ====        =====        =====


Underwriting income (loss)                     $ 161        $(87)       $ 144        $(159)
Net investment income                             25          38           52           81
Realized capital gains (loss)                     (3)         10           (1)          10
                                               -----        ----        -----        -----

         Insurance pre-tax income (loss)       $ 183        $(39)       $ 195        $ (68)
                                               =====        ====        =====        =====

                               HOME HOLDINGS INC.


Underwriting Results

         In connection with the Recapitalization which closed on June 12, 1995, Home Insurance ceased writing new and renewal business except for limited risks that Home Insurance is obligated to continue writing for an interim period. All Home Insurance operations are being run-off subsequent to June 12, 1995.

         Underwriting results by product were as follows:


Underwriting Income (Loss)

                                         Second Quarter              Six Months
                                       ------------------        ------------------
                                       1997         1996         1997         1996
                                       -----        -----        -----        -----
($ millions)

Commercial casualty                    $ 167        $ (55)       $ 159        $ (80)
Commercial property                       (2)         (16)          (4)         (42)
                                       -----        -----        -----        -----

       Commercial accounts group         165          (71)         155         (122)

Professional liability                    (1)          (8)          (4)         (18)
Other specialty lines                     (2)          (4)          (4)          (8)
                                       -----        -----        -----        -----
       Specialty lines group              (3)         (12)          (8)         (26)
                                       -----        -----        -----        -----

Run-off operations                        (1)          (4)          (3)         (11)
                                       -----        -----        -----        -----

       Total                           $ 161        $ (87)       $ 144        $(159)
                                       =====        =====        =====        =====


       Underwriting income was $161 million and $144 million in the second quarter and six months of 1997, respectively, compared to losses of $87 million and $159 million in the same periods of 1996. Underwriting results for the second quarter and six months ended June 30, 1997 includes a gain of $174 million from the settlement with NCCI, partially offset by general expenses incurred managing the run-off. The 1996 underwriting losses were primarily due to lower earned premiums and expenses incurred in managing the run-off of Home Insurance's operations.

       The commercial accounts group underwriting income was $165 million and $155 million, respectively, in the second quarter and six months of 1997, compared with losses of $71 million and $122 million, respectively, in the same periods of 1996. The 1997 underwriting income included commercial casualty of $167 million and $159 million in the second quarter and six months, respectively, compared to losses of $55 million and $80 million, respectively, in the same periods of 1996. Commercial property losses of $2 million and $4 million in the second quarter and six months, respectively, were also included in the 1997 underwriting loss compared with $16 million and $42 million for the same 1996 periods. The 1997 commercial accounts group income was primarily due to the gain of $174 million from the settlement with NCCI, partially offset by general expenses incurred in

                               HOME HOLDINGS INC.




managing the run-off of its operations. The 1996 losses were primarily due to lower earned premiums and expenses incurred in managing the run-off of its operations.

       The specialty lines group losses were $3 million and $8 million in the second quarter and six months of 1997, respectively, compared with $12 million and $26 million, respectively, in the same periods of 1996. The 1997 specialty lines group loss was due to general expenses incurred in managing the run-off of its operations. The 1996 loss was primarily due to lower earned premiums and expenses incurred in managing the run-off of its operations.

       The run-off operations losses were $1 million and $3 million in the second quarter and six months of 1997, respectively, compared with $4 million and $11 million, respectively, in the same periods of 1996. Underwriting losses from Asbestos/Pollution Policies for the first quarter of 1997 and 1996 were nil.

Investments

       As of June 30, 1997, the Company has recorded, as a component of the Portfolio Swap Receivable, an amount due from Centre Reinsurance Dublin of $6 million because of a negative difference from the 7.5% target return. The negative difference since January 1, 1997 resulted from the net of (i) a $2 million difference in favor of the Company due to a decrease in the fair value of investments underlying the Swap and (ii) a $4 million difference in favor of the Company for investment income representing an upward adjustment to reach the 7.5% target yield.
Actual investment income before such adjustments was $48 million.

       In the six months ended June 30, 1997, the Company recorded a $3 million increase in unrealized gains on insurance equity investments not underlying the Swap.

Other

       Corporate interest expense was $13 million and $26 million in the second quarter and six months ended June 30, 1997, respectively, compared with $12 million and $24 million, respectively, in the same periods of 1996.

       Equity in the income of the securities broker-dealer was income of $7 million and a loss of $1 million for the second quarter and six months ended June 30, 1997, respectively. The second quarter of 1997 included $8 million of income from the swap. The loss for the six months ended June 30, 1997 included $9 million of transaction expenses relating to the restructuring of Gruntal. See note 7 of the consolidated financial statements for further discussion.

       Income tax expense was $ 1 million and nil in the second quarter and six months of 1997, respectively, compared with an expense of $1 million and $2 million, respectively, in the same periods of 1996. Taxes in 1997 and 1996 were comprised of state and foreign taxes. The Company was unable to recognize a federal income tax benefit against its 1997 or 1996 pre-tax losses because there was no available taxable income in the carryback period.

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

       If the Department rejects future dividends filings, the Company will be forced to raise cash through capital infusions, the issuance of additional debt, or the sale of assets in order to meet its current obligations; however there are no assurances that such sources will be available. Based on the Company's most current cash flow projections, without dividends from Home Insurance, the Company is unlikely to be able to meet its cash flow needs during the second half of 1997, which includes an interest payment on the Public Indebtedness of $11.6 million due on December 15, 1997. On July 14, 1997, the Company received an $11.7 million dividend from Home Insurance for the purpose of funding the payment of interest by the Company on its Public Indebtedness due June 15, 1997, plus 29 days interest thereon. As discussed in note 3 to the consolidated financial statements, the dividend will have no effect on Home Insurance's statutory surplus, as it increases the aggregate limit of the Excess of Loss Reinsurance Agreement. Under the terms of the Recapitalization Agreement, Centre Finance has purchased approximately $46 million aggregate principal amount of the Company's 7% Series B Senior Working Capital Notes to fund interest payments occurring through December 1996 on the Public Indebtedness.

       To fund additional cash requirements incurred in connection with the Equity Repurchase Transaction, as defined in note 1b to the 1996 Annual Report, the Recapitalization and other extraordinary needs, Centre Finance and ZCI purchased, in 1995 and 1996, $15 million principal amount of the Company's 12% Senior Subordinated Working

                               HOME HOLDINGS INC.



Capital Notes due and $16 million principal amount of the Company's 7% Series A Senior Working Capital Notes.

       Effective December 31, 1996, each of the Series A and Series B Senior Working Capital Notes, was amended to change the timing of the payment of interest. Prior to such amendment, interest was payable quarterly. However, according to the amended terms, interest shall not be due or payable until seven business days following the receipt by the Company of written demand from holders of these notes, or when the principal of the Series A and Series B Senior Working Capital Notes becomes due and payable. If interest is not paid within seven business days of such written demand, all interest accrued shall be deemed overdue and shall immediately become due and payable. If interest becomes overdue, the interest rate is adjusted upwards to the greater of (i) the rate of interest on the notes, plus 3% or (ii) the prime rate plus 3%. As of June 30, 1997, approximately $6 million of interest has been accrued but not paid on the Series A and Series B Senior Working Capital Notes. As a result of the amended terms, the interest is not overdue.

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

     The sources of funds of the Company consist primarily of dividends from Home Insurance. Accordingly, the Company's ability to pay its obligations depends on the receipt of sufficient funds from Home Insurance. Home Insurance is subject to regulatory restrictions on the amount of dividends that must be paid as described above. The Company did not receive any common stock dividends from Home Insurance in 1996 and for the first six months of 1997. However, on July 14, 1997, the Company received an $11.7 million dividend from Home Insurance for the purpose of funding the payment of interest by the Company on its Public Indebtedness, which dividend will have no effect on Home Insurance's statutory surplus, as it increases the aggregate limit of the Excess of Loss Reinsurance Agreement, as discussed below. Based on the Company's most current cash flow projections, without dividends from Home Insurance, the Company is unlikely to be able to meet its cash flow needs during the second half of 1997.

       At June 30, 1997, the Company's outstanding corporate debt was $579 million and, at December 31, 1996, was $567 million. As part of the Recapitalization, Trygg-Hansa refinanced the sum of $178 million of indebtedness outstanding under the Credit Agreement ($170 million) and the Interest Deferral Agreement ($8 million). In exchange the Company issued $98 million of 12% Senior Subordinated Notes, at original issue discount ($303 million principal value) and $80 million of 8% Junior Subordinated Notes at original issue discount ($171 million principal value). The principal repayments under the Public Indebtedness are $100 million in 1998 and $180 million in 2003. However the repayment of the 2003 Senior Notes have changed as a result of an exchange (see discussion below). The Company would need to fund the required principal payments for the Public Indebtedness through dividend income from Home Insurance.

                               HOME HOLDINGS INC.



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

       In March 1997, Moody's lowered its rating of the Company's debt security to Ca from B3, and Standard and Poor's Corporation ("S&P") lowered its ratings to CC from B-.

       Home Insurance and Centre Reinsurance Dublin entered into the Excess of Loss Reinsurance Agreement, dated as of June 12, 1995. Home Insurance is provided with an aggregate limit of $1.3 billion subject to certain adjustments, attaching at the point that Home Insurance has no remaining cash or assets readily convertible into cash to pay any of its obligations. Among such adjustments, in the event that Home Insurance pays any dividends to the Company prior to the third anniversary of the Closing to fund interest payments on the Public Indebtedness, the limit will be increased by the amount of such dividends plus interest thereon at the rate of 7.5% per annum, compounded, from the date such dividends were paid to the date the reinsurers commenced making payments under the Excess of Loss Reinsurance Agreement. Also, up to $290 million of additional coverage provided by the Excess of Loss Reinsurance Agreement shall be linked to certain factors, including dividend payments from Home Insurance to the Company funding principal payments on the Public Indebtedness and the New Notes, as defined in note 1b to the 1996 Annual Report, as such debts become payable.

       Based on cash flow forecasts at December 31, 1996, the Company is projecting that the coverage limits of the Excess of Loss Reinsurance Agreement will be exhausted. Due to these projected future recoveries, loss reserves with a net present value of $787 million were recorded as of June 30, 1997 and December 31, 1996 as a recoverable from the Excess of Loss Reinsurance Agreement.

       Beginning June 1996, Home Insurance is withholding rent and tax payments to its Landlord. Amounts withheld for rent of approximately $3 million per month, are being accrued pending resolution of litigation. Home Insurance was required to deposit in escrow with a court appointed receiver approximately $10.7 million. See note 8 to the consolidated financial statements for further discussion. In August 1997, Home Insurance has entered into an agreement in principle to settle the litigation under which Home Insurance's prior rent obligation will be reduced by at least $44 million, and Home Insurance will be allowed to retain a reduced amount of space at 59 Maiden Lane at a lower rent rate. The settlement is subject to approval by O & Y Maiden's bondholders and the Department.

                               HOME HOLDINGS INC.



     Home Insurance has settled its dispute with NCCI. Home Insurance entered into an agreement with NCCI to commute $228 million of undiscounted loss and loss adjustment expense reserves and settle $43 million of losses payable to NCCI for $60 million. The payment of $60 million made by Home Insurance in connection with this settlement is reported as a payable to NCCI and included with other liabilities. The Company recognized a gain of $174 million from the settlement reported as a reduction to loss and loss adjustment expenses.

Home Insurance

       Following the closing of the Recapitalization, Home Insurance has generally ceased accepting business except as required by regulation or contractual obligations. As a result, payment of future claims and operating expenses would be met by primarily earning investment income, collection of premiums receivable and reinsurance receivables, collection of the Portfolio Swap Receivable and sale of assets. At June 30, 1997, the Portfolio Swap Receivable of $962 million was available to provide for any foreseeable immediate cash requirements.

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

       Cash used for insurance operating activities was $349 million in the six months ended June 30, 1997 compared with $516 million in the same period in 1996. The net outflows in 1997 and 1996 were primarily due to paid losses and lower premium collections, resulting from the run-off of operations.

       The Department gave Home Insurance permission to include in the 1996 Statutory Annual Statement a non-tabular discount which results from discounting all loss reserves, and allocated and unallocated loss adjustment expense reserves at 7%. Home Insurance has sufficient assets that will earn 7% to meet the expected stream of loss and loss adjustment expense payments. Home Insurance calculated that the non-tabular discount is $348 million and $469 million at June 30, 1997 and December 31, 1996, respectively. The non-tabular discount is not included in the Company's consolidated financial statements prepared under GAAP. Home Insurance's consolidated policyholders' surplus determined in accordance with statutory practices, and after reflecting the benefit of non-tabular discount, was $123 million and $55 million at June 30, 1997 and December 31, 1996, respectively.

                               HOME HOLDINGS INC.


Included in June 30, 1997 statutory surplus is a gain of $115 million from the settlement with NCCI, which is net of non-tabular discount of $70 million.

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

       The Department also continues to direct a consulting actuarial firm to perform a review of Home Insurance's loss reserves, and has retained a second actuarial firm to perform a peer review of the findings. Such reviews are in process, and the completion date has not yet been determined. Management cannot predict whether reserve estimates to be prepared by these consultants will change the Department's view of the level of regulatory intervention required for Home Insurance.

Securities Broker-Dealer

       Certain minimum amounts of capital must be maintained by securities broker-dealer subsidiaries to satisfy the requirements of the Uniform Net Capital Rule (Rule 15c3-1) of the Commission and the capital rules of other regulatory authorities. At June 30, 1997, Gruntal & Co.'s net capital, as defined by the Commission and other regulatory authorities, was approximately $106.8 million, which was $85.8 million in excess of the aggregate minimum required.

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

       The Reorganization involved the issuance of several classes of securities to Home Financial and The 1880 Group, including preferred securities, in an aggregate nominal amount of $235 million as follows: (i) Gruntal Financial issued to Home Financial securities called Preferred A Interests in a nominal amount of $155.9 million and securities called

                               HOME HOLDINGS INC.



Preferred B Interests in a nominal amount of $70 million; and (ii) Gruntal Financial issued to The 1880 Group securities called Preferred C Interests in an nominal amount of $9 million. The nominal amount of the Preferred A Interest was adjusted from the amount previously disclosed of $155.5 million, to reflect actual March 1997 results and final transaction expenses. As a result of the Reorganization, Home Financial owns 40% of the common interest of Gruntal Financial and The 1880 Group owns 60% of the common interest of Gruntal Financial. In connection with the issuance of certain preferred securities to Home Financial, Home Insurance and Centre Reinsurance Dublin entered into a swap agreement intended to ensure that Home Insurance's investment in Gruntal Financial yields at least $155.9 million plus a 7.5% per annum rate of return thereon, subject to certain modifications with respect to certain distributions and sales proceeds of the common and preferred interests of Gruntal Financial. The company accrued $8 million of income from the swap during the second quarter of 1997. Expenses incurred by Gruntal in connection with the transaction were $9 million. There was no gain or loss to Home Insurance from the Reorganization after the impact to Gruntal of the transaction expenses.

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

       Under the terms of the Sterling Forest Agreement more than 15,000 acres of Sterling Forest land will be acquired as parkland by the state of New York under the management of the Palisades Interstate Park Commission, at a total purchase price of $55 million. Under the Sterling Forest Agreement the buyers have up to two years to raise the funding. The purchase price for any lands not yet acquired, however, will increase annually if the purchase has not been fully consummated by the first anniversary of the agreement. A total of $49 million has been committed, as of May 14, 1997, by a combination of federal and state governments, and one not-for-profit conservation foundation. On August 11, 1997, the sale of approximately 1,400 acres to the not-for-profit conservation foundation was consummated, resulting in estimated net proceeds of $4.8 million. The projected closing for the sale of the remaining property is projected to occur during February, 1998. Sterling Forest will continue to own approximately 2,200 acres of land and existing improvement for future sale or development.

                               HOME HOLDINGS INC.


PART II.     OTHER INFORMATION


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of the Company held on May 13, 1997 (The "Annual Meeting"), the following matters were submitted to a vote of security holders:

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

With respect to the election of directors, 12,586,697 shares of Series A Common Stock were voted in favor of the slate of directors nominated for re-election. There were no votes cast against any of the directors, nor were there any abstentions.

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

                               HOME HOLDINGS INC.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1 Reorganization Agreement, dated February 24, 1997, between Gruntal Financial Corp. and The 1880 Group (incorporated by reference to the Registrant's Report on Form 8-K filed on February 25, 1997).

3.1 Form of Amended and Restated Certificate of Incorporation of the Company, as approved by the stockholders of the Company on May 13, 1997 (incorporated by reference to the Registrant's Report on Form 10-Q for the quarterly period ending March 31, 1997).

3.2 By-Laws of the Company, as approved by the stockholders of the Company on May 13, 1997 (incorporated by reference to the Registrant's Report on Form 10-Q for the quarterly period ending March 31, 1997).

10.1 Governance Agreement Termination and Mutual Release dated as of April 15, 1997 by and among Trygg-Hansa AB (formerly Trygg-Hansa SPP Holdings AB), Trygg-Hansa Omsesidig Livforsakring, Trygg-Hansa Holding B.V., Centre Reinsurance (Bermuda) Limited and Zurich Home Investments Limited (formerly ZCI Investments Limited) (incorporated by reference to the Registrant's Report on Form 10-Q for the quarterly period ending March 31, 1997).

10.2 Amendment No. 1 dated as of April 15, 1997 to the Securityholders' Agreement dated as of June 12, 1995 by and among the Company, Zurich Home Investments Limited (formerly ZCI Investments Limited), Center Reinsurance (Bermuda) Limited, Insurance Partners Advisors, L.P., Trygg-Hansa AB and Trygg-Hansa Holding B.V. (incorporated by reference to the Registrant's Report on Form 10-Q for the quarterly period ending March 31, 1997).

10.3 Term Sheet dated August 1, 1997 in connection with the settlement of 59 Maiden Lane litigation (incorporated by reference to the Registrant's Report on Form 8-K filed on August 4, 1997).

10.4 Form of Settlement Agreement by and among Home Insurance, REM, Centre Reinsurance Dublin, the National Council on Compensation Insurance, Inc., the National Workers' Compensation Reinsurance Pool and the participants in the National Workers' Compensation Reinsurance Pool (incorporated by reference to the Registrant's Report on Form 8-K filed on August 11, 1997).

99.1 Form of Gruntal Financial, L.L.C. Agreement between Gruntal Financial Corp. and The 1880 Group (attached to the Reorganization Agreement as Exhibit 3.1C) (incorporated by reference to the Registrant's Report on Form 8-K filed on February 25, 1997).

99.2 Form of Swap and Investment Management Amendment, by and among Home Insurance and Centre Reinsurance Dublin (attached to the Reorganization Agreement as Exhibit 3.1E) (incorporated by reference to the Registrant's Report on Form 8-K filed on February 25, 1997).

99.3 Press release issued on February 25, 1997 announcing the completion of the reorganization of Gruntal Financial Corp. (incorporated by reference to the Registrant's Report on Form 8-K filed on February 25, 1997).

99.4 Press Release issued on June 13, 1997, announcing that the Registrant would not make the June 15 interest payment on the Public Indebtedness (incorporated by reference to the Registrant's Report on Form 8-K filed on June 16, 1997).

99.5 Press release issued on July 15, 1997, announcing that the New Hampshire Insurance Commissioner approved a dividend payment to the Registrant by Home Insurance to enable the Registrant to make the June 15 interest payment on the Public Indebtedness (incorporated by reference to the Registrant's Report on Form 8-K filed on July 16, 1997).

99.6 Press release issued on August 4, 1997, announcing that Home Insurance entered into an agreement in principle to settle litigation regarding 59 Maiden Lane (incorporated by reference to the Registrant's Report on Form 8-K filed on August 4, 1997).

99.7 Press release issued on August 11, 1997, announcing that Home Insurance has entered into an agreement to settle and release its obligations to the National Council on Compensation Insurance, Inc., the National Workers Compensation Reinsurance Pool and the participants in the National Workers Compensation Reinsurance Pool (incorporated by reference to the Registrant's Report on Form 8-K filed on August 11, 1997).


Form 8-K

Reports on Form 8-K were filed by the Company on April 14, 1997, June 16, 1997, June 20, 1997, July 10, 1997, July 16, 1997, August 5, 1997 and August 11, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  HOME HOLDINGS INC.





                                  By:  /s/ RICHARD H. HERSHMAN
                                       ---------------------------------------
August 14, 1997                              Richard H. Hershman
                                                Treasurer
                                   (Principal Financial and Accounting Officer
                                    through the Services Agreement with
                                    Risk Enterprise Management Limited)