Form 10-Q
period 1997-09-30
HOME HOLDINGS INC
filed 1997-11-17
CIK 875090

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report Pursuant to Section 13 of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

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

At September 30, 1997, there were 14,114,500 shares of registrant's Series A Common Stock, par value $.01 per share, outstanding.

\PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                               HOME HOLDINGS INC.
                        Consolidated Statements of Income
                Third Quarter and Nine Months ended September 30,
                                   (Unaudited)

                                  ($ millions)

                                                             Third Quarter             Nine Months
                                                          ------------------        ------------------
                                                           1997         1996         1997         1996
                                                          -----        -----        -----        -----
Revenues:

Net earned premiums (note 3)                              $   3        $  13        $  11        $ 126
Insurance net investment income                              21           34           73          115
Insurance realized capital gains (loss)                      --           --           (1)          10
Securities broker-dealer operations                          --           91           --          330
                                                          -----        -----        -----        -----
       Total revenues                                        24          138           83          581
                                                          -----        -----        -----        -----
Operating expenses:

Losses and loss adjustment expenses (note 3)                 --           68         (174)         259
Policy acquisition and other insurance expenses              10           32           48          113
Corporate interest expense                                   14           13           40           37
Securities broker-dealer operations                          --           89           --          309
                                                          -----        -----        -----        -----
       Total expenses                                        24          202          (86)         718
                                                          -----        -----        -----        -----
Income before equity in income (loss) of
    securities broker-dealer and income taxes                --          (64)         169         (137)
Equity in income (loss) of securities broker-dealer           3           --            2           --
                                                          -----        -----        -----        -----
       Income (loss) before income taxes                      3          (64)         171         (137)
Income tax expense                                           (1)          --           (1)          (2)
                                                          -----        -----        -----        -----
       Net income (loss)                                  $   2        $ (64)       $ 170        $(139)
                                                          =====        =====        =====        =====

See accompanying notes to consolidated financial statements.

                               HOME HOLDINGS INC.
                           Consolidated Balance Sheets

                                  ($ millions)

                                                        September 30,  December 31,
   Assets                                                  1997           1996
                                                          -------        -------
                                                        (Unaudited)
Insurance investments at fair value:
Portfolio swap receivable (note 6)                        $   672        $ 1,243
Fixed maturities available for sale
   (cost $26 and $26)                                          27             28
Equity securities (cost $15 and $17)                           25             21
                                                          -------        -------
     Total insurance investments                              724          1,292

Cash                                                           20             36
Premiums receivable                                           255            290
Funds held by affiliate                                       211            248
Reinsurance receivables                                     2,581          2,765
Securities broker-dealer investments                           --            392
Receivables from brokers, dealers and customers                --          2,258
Investment in securities broker-dealer (note 7)               160             --
Other assets                                                  207            312
                                                          -------        -------
     Total assets                                         $ 4,158        $ 7,593
                                                          =======        =======

   Liabilities and Stockholders' Deficiency

Liabilities:
Unpaid losses and loss adjustment expenses                $ 4,690        $ 5,687
Payables to brokers, dealers and customers                     --          2,060
Debt of securities broker-dealer                               --            246
Corporate debt (note 5)                                       586            567
Other liabilities                                             246            572
                                                          -------        -------
     Total liabilities                                      5,522          9,132
                                                          -------        -------
Litigation and contingencies (note 8)

Stockholders' deficiency: (note 4)
Series A preferred stock, $.01 par value; 170
   shares authorized, issued and outstanding                   --             --
Series A common stock, $.01 par value;
   40,000,000 shares authorized;
   14,114,500 shares outstanding                               --             --
Series B convertible stock, $.01 par value;
   15,000,000 shares authorized;
   11,425,177 shares outstanding                               --             --
Paid-in capital                                               777            777
Deficit                                                    (2,150)        (2,320)
Unrealized gains on insurance investments (note 6)             11              6
Unrealized currency translation adjustments                    (2)            (2)
                                                          -------        -------
     Total stockholders' deficiency                        (1,364)        (1,539)
                                                          -------        -------
     Total liabilities and stockholders' deficiency       $ 4,158        $ 7,593
                                                          =======        =======

See accompanying notes to consolidated financial statements.

                               HOME HOLDINGS INC.
                      Consolidated Statements of Cash Flows
                         Nine Months ended September 30,
                                   (Unaudited)

                                  ($ millions)

                                                            1997           1996
                                                           -----          -----
Cash flows from operating activities:
Net income (loss)                                          $ 170          $(139)
Adjustments to reconcile net loss to net cash
   used for operating activities:
Insurance realized capital (gains) loss                        1            (10)
Unpaid losses and loss adjustment expenses                  (996)          (857)
Premiums and reinsurance receivables                         220            291
Funds held by affiliate                                       37              5
Unearned premiums                                             (5)          (127)
Broker-dealer investments and receivables,
   net of payables                                            --            158
Other                                                        (36)            30
                                                           -----          -----
            Net cash used for operating
                activities                                  (609)          (649)
                                                           -----          -----
Cash flows from investing activities:
Portfolio swap receivable                                    571            739
Sales of equity securities                                     1             16
Sales of fixed maturities                                      1              1
Other                                                          1             (5)
                                                           -----          -----
            Net cash provided by investing
                activities                                   574            751
                                                           -----          -----
Cash flows from financing activities:
Increase in corporate debt                                    19             33
Decrease of debt of broker-dealer                             --            (64)
                                                           -----          -----
            Net cash provided by financing
                activities                                    19            (31)
                                                           -----          -----
            Net increase (decrease) in cash                  (16)            71

Cash at beginning of period                                   36             34
                                                           -----          -----
Cash at end of period                                      $  20          $ 105
                                                           =====          =====
Supplemental disclosures of cash flow:
Corporate interest paid                                    $  12          $  12
Broker-dealer interest paid                                $  --          $  60
Income taxes paid (received)                               $  (3)         $   2

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

Order of Supervision
--------------------

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

3.       Premiums and Losses

         Premium and loss information for the third quarter and nine months ended September 30, follows:

                                              Third Quarter               Nine Months
                                           ------------------         ------------------
                                            1997         1996          1997         1996
                                           -----        -----         -----        -----
($ millions)
Earned premiums:
Direct                                     $   1        $   8         $   9        $  46
Assumed                                        2            6             2          122
Ceded                                         --           (1)           --          (42)
                                           -----        -----         -----        -----
           Net                             $   3        $  13         $  11        $ 126
                                           =====        =====         =====        =====
Losses and loss adjustment expenses:
Direct                                     $  (1)       $  20         $  24        $ 194
Assumed                                        2           38          (161)         116
Ceded                                         (1)          10*          (37)         (51)*
                                           -----        -----         -----        -----
           Net                             $  --        $  68         $(174)       $ 259
                                           =====        =====         =====        =====

* During the third quarter of 1996, the estimates of ceded reserves to insolvent and commuted reinsurers for Asbestos/Pollution Policies were refined, resulting in a decrease of $35 million to ceded losses and loss adjustment expenses.

Settlement with National Council on Compensation Insurance ("NCCI")
-------------------------------------------------------------------

         As discussed further in note 8, Home Insurance entered into an agreement with NCCI, the National Workers' Compensation Reinsurance Pool ("the Pool") and its participants to commute $228 million of undiscounted loss and loss adjustment expense reserves and settle $43 million of losses payable to NCCI for $60 million. The payment of $60 million was made by Home Insurance in connection with the settlement in August 1997. The Company recognized a gain of $174 million from the settlement based upon generally accepted accounting principles, reported as a reduction to loss and loss adjustment expenses. Included in the September 1997 statutory surplus is a benefit of $115 million relating to the settlement with NCCI. The impact to statutory surplus of the NCCI settlement reflects related adjustments to tabular and non-tabular discount.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

Asbestos/Pollution Losses and Loss Adjustment Expenses
------------------------------------------------------

         The 1997 third quarter and nine months incurred loss and loss adjustment expenses relating to policies which have been alleged to contain asbestos/pollution exposure ("Asbestos/Pollution Policies") were nil. The 1996 third quarter and nine months incurred loss and loss adjustment expenses for Asbestos/Pollution Policies were $41 million for both periods. The 1997 third quarter and nine months incurred loss for Asbestos/Pollution Policies reflected $16 million and $39 million of paid losses, respectively, offset by decreases of $16 million and $39 million, respectively, to unpaid losses and loss adjustment expenses. The 1996 nine months incurred loss for Asbestos/Pollution Policies reflected $69 million of paid losses, partially offset by decreases of $28 million to unpaid losses and loss adjustment expenses. The 1996 third quarter incurred loss reflected $27 million of paid losses and $14 million of net increases to unpaid losses and loss adjustment expenses. This $14 million of net increase to unpaid losses and loss adjustment expenses for Asbestos/Pollution Policies in the third quarter includes an increase of $35 million due to refinement of estimates of ceded reserves to insolvent and commuted reinsurers.

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

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

Excess of Loss Reinsurance Agreement and Stop Loss Treaty
---------------------------------------------------------

         In connection with the recapitalization agreement, Home Insurance and Centre Reinsurance Dublin entered into the Excess of Loss Reinsurance Agreement, dated as of June 12, 1995. Home Insurance is provided with an aggregate limit of $1.3 billion subject to certain adjustments, attaching at the point that Home Insurance has no remaining cash or assets readily convertible into cash to pay any of its obligations. Among such adjustments, in the event that Home Insurance pays any dividends to the Company prior to the third

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

anniversary of the Closing to fund interest payments on the Public Indebtedness, the limit will be increased by the amount of such dividends plus interest thereon at the rate of 7.5% per annum, compounded, from the date such dividends were paid to the date the reinsurers commence making payments under the Excess of Loss Reinsurance Agreement. See the 1996 Annual Report - note 4 to the consolidated financial statements for discussion of dividend restrictions. Also, up to $290 million of additional coverage provided by the Excess of Loss Reinsurance Agreement is linked to certain factors including dividend payments from Home Insurance to the Company funding principal payments on the Public Indebtedness as such debts become payable. The Excess of Loss Reinsurance Agreement became effective on June 12, 1995 upon (i) the payment by Home Insurance to Centre Reinsurance Dublin of $63 million and (ii) the transfer by Home Insurance of $166 million to Centre Reinsurance Dublin, representing the respective amounts received by Home Insurance from Zurich International (Bermuda) Ltd. and Centre Reinsurance Limited as a reinsurance commutation (exclusive of refunds of security costs). In 1996 an additional $43 million was transferred to Centre Reinsurance Dublin, representing the amount received by Home Insurance from Trygg-Hansa Insurance Company Limited, a subsidiary of Trygg-Hansa, as a reinsurance commutation.

         Based on cash flow forecasts at December 31, 1996, the Company is projecting that the coverage limits of the Excess of Loss Reinsurance Agreement will be exhausted. Due to these projected future recoveries, loss reserves with a net present value of $787 million were recorded as of September 30, 1997 and December 31, 1996 as a recoverable from the Excess of Loss Reinsurance Agreement.

4.       Liquidity and Statutory Surplus

Dividend Restrictions and Liquidity
-----------------------------------

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

         The Company was notified in 1995 by the Department that, in light of the Recapitalization, Home Insurance cannot pay any dividends without prior approval of the Department. If the Department rejects future dividends filings, the Company will be forced to raise cash through capital infusions, the issuance of additional debt, or the sale of assets in order to meet its current obligations; however there are no assurances that such sources will be available. Based on the Company's most current cash flow projections, without dividends from Home Insurance, the Company will not meet its cash flow needs during 1997. Under the terms of the Recapitalization Agreement, Centre Finance Dublin ("Centre Finance")

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

has purchased approximately $46 million aggregate principal amount of the Company's 7% Series B Senior Working Capital Notes to fund interest payments occurring through December 1996 on the Public Indebtedness.

Statutory Surplus

         The accounting practices of insurance companies are prescribed or permitted by certain regulatory authorities. Certain of these practices differ from generally accepted accounting principles ("GAAP") used in preparing the consolidated financial statements of the Company. The Department gave Home Insurance permission to include in the 1996 Statutory Annual Statement a non-tabular discount which results from discounting all loss reserves, and allocated and unallocated loss adjustment expense reserves at 7%. Home Insurance has sufficient assets that will earn 7% to meet the expected stream of loss and loss adjustment expense payments. Home Insurance calculated that the non-tabular discount is $314 million and $469 million at September 30, 1997 and December 31, 1996, respectively. The non-tabular discount is not included in the Company's consolidated financial statements prepared under GAAP. Home Insurance's consolidated policyholders' surplus determined in accordance with statutory practices, and after reflecting the benefit of non-tabular discount, was $101 million at September 30, 1997 compared with $55 million at December 31, 1996. Included in the September 1997 statutory surplus is a benefit of $115 million relating to the settlement with NCCI (see note 3). The impact to statutory surplus of the NCCI settlement reflects related adjustments to tabular and non-tabular discount.

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

reserves, if any. Management continues to believe that its provision for loss reserves is adequate.

       The Department also continues to direct a consulting actuarial firm to perform a review of Home Insurance's loss reserves, and the completion date has not yet been determined. Management cannot predict whether reserve estimates to be prepared by the consultants will change the Department's view of the level of regulatory intervention required for Home Insurance.

5.     Corporate Debt

                                                           September 30, December 31,
                                                               1997         1996
                                                               ----         ----
($ millions)
7% Senior Notes due in 1998, net of
    unamortized discount of nil in 1997
    and 1996                                                   $100         $100
7 7/8% Senior Notes due in 2003, net of
    unamortized discount of $1 million in 1997
    and $2 million 1996                                         178          177
7 7/8% Senior Notes due in 2003, net of
    unamortized discount of nil in 1997 and 1996                  1            1
12% Senior Subordinated Notes, issued at
    original issue discount, $303 million
    principal value due in 2004                                 129          118
8% Junior Subordinated Notes, issued at
    original issue discount, $171 million
    principal value due in 2004                                  96           91
12% Senior Subordinated Working Capital
    Notes, issued at original issue discount,
    $46 million principal value due in 2004                      20           18
7% Series A Senior Working Capital Notes                         16           16
7% Series B Senior Working Capital Notes                         46           46
                                                               ----         ----
    Total Corporate Debt                                       $586         $567
                                                               ====         ====

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

either Centre Finance or the Company until December 15, 2003. The Company elected in 1997 to extend the due date until June of 1998.

         In addition, effective December 31, 1996, each of the Series A and Series B Senior Working Capital Notes, was amended to change the timing of the payment of interest. Prior to such amendment, interest was payable quarterly. However, according to the amended terms, interest shall not be due or payable until seven business days following the receipt by the Company of written demand from holders of these notes, or when the principal of the Series A and Series B Senior Working Capital Notes becomes due and payable. If interest is not paid within seven business days of such written demand, all interest accrued shall be deemed overdue and shall immediately become due and payable. If interest becomes overdue, the interest rate is adjusted upwards to the greater of (i) the rate of interest on the notes, plus 3% or (ii) the prime rate plus 3%. As of September 30, 1997, approximately $7 million of interest has been accrued but not paid on the Series A and Series B Senior Working Capital Notes. As a result of the amended terms, the interest is not overdue.

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

         As of September 30, 1997, the Company has recorded, as a component of the Portfolio Swap Receivable, an amount due to Centre Reinsurance Dublin of $1 million because of a positive difference from the 7.5% target return. The positive difference since January 1, 1997 resulted from the net of (i) a $7 million difference unfavorable to the Company due to an increase in the fair value of investments underlying the Swap and (ii) a $6 million difference in favor of the Company for investment income representing an upward

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

adjustment to reach the 7.5% target yield. Actual investment income before such adjustments was $67 million.



         The Company received $48 million from Centre Reinsurance Dublin on January 21, 1997, to settle the 1996 Swap receivable. Securities and cash totaling $210 million were transferred to Centre Reinsurance Dublin on January 22, 1996, to settle the 1995 Swap liability.

         The fair value of securities managed by Zurich Investment Management Inc. ("ZIM") and underlying the Portfolio Swap Receivable from Centre Reinsurance Dublin as of September 30, 1997 is as follows:

                                                                        Estimated
                                                                          Fair
                                                                          Value
                                                                          -----
($ millions)
Fixed Maturities:
U.S. Government and agency                                                $ 281
Mortgage-backed securities                                                   93
Corporate securities                                                        203
Foreign governments                                                          40
Other                                                                         1
                                                                          -----
    Total                                                                   618
Equity securities                                                             1
Short-term investments                                                       54
                                                                          -----
    Total Swap investments                                                  673
Payable to Centre Reinsurance Dublin                                         (1)
                                                                          -----
    Portfolio Swap Receivable                                             $ 672
                                                                          =====

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

reorganization, Gruntal changed its name to Home Financial Corp. ("Home Financial") on April 1, 1997. Home Insurance is the sole owner of Home Financial.

         The Reorganization involved the issuance of several classes of securities to Home Financial and The 1880 Group, including preferred securities, in an aggregate nominal amount of $235 million as follows: (i) Gruntal Financial issued to Home Financial securities called Preferred A Interests in a nominal amount of $155.9 million and securities called Preferred B Interests in a nominal amount of $70 million; and (ii) Gruntal Financial issued to The 1880 Group securities called Preferred C Interests in a nominal amount of $9 million. The nominal amount of the Preferred A Interest was adjusted from the amount previously disclosed of $155.5 million to reflect actual March 1997 results and final transaction expenses. As a result of the Reorganization, Home Financial owns 40% of the common interest of Gruntal Financial and The 1880 Group owns 60% of the common interest of Gruntal Financial. In connection with the issuance of certain preferred securities to Home Financial, Home Insurance and Centre Reinsurance Dublin entered into a swap agreement intended to ensure that Home Insurance's investment in Gruntal Financial yields at least $155.9 million plus a 7.5% per annum rate of return thereon, subject to certain modifications with respect to certain distributions and sales proceeds of the common and preferred interests of Gruntal Financial. The Company accrued $8 million of income from the swap during the second and third quarters of 1997. Expenses incurred by Gruntal in connection with the transaction were $9 million. There was no gain or loss to Home Insurance from the Reorganization after the impact to Gruntal of the transaction expenses.

         In connection with the Reorganization, the members of The 1880 Group entered into management services agreements with The 1880 Group which, in turn, will provide such services to Gruntal Financial.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

Summarized financial information of Gruntal Financial for the third quarter and nine months ended September 30 is set forth in the following tables:

                                                     Third Quarter              Nine Months
                                                  ------------------        ------------------
                                                   1997         1996         1997         1996
                                                  -----        -----        -----        -----
($ millions)
Summarized Income Statement
Commissions                                       $  27        $  18        $  73        $  69
Principal transactions                               36           25          101          117
Underwriting and investment banking                  11            9           29           27
Interest                                             34           31           97           91
Other                                                 8            8           24           26
                                                  -----        -----        -----        -----
     Total revenues                                 116           91          324          330
Total expenses                                     (113)         (89)        (330)        (309)
                                                  -----        -----        -----        -----
     Income (loss) before income taxes                3            2           (6)          21
                                                  -----        -----        -----        -----
Income from swap agreement                           --           --            8           --
                                                  -----        -----        -----        -----
     Total income (loss) from broker-dealer       $   3        $   2        $   2        $  21
                                                  =====        =====        =====        =====

Summarized Balance Sheet

                                                                        September 30,
                                                                           1997
Cash                                                                      $   --
Investments                                                                  483
Receivables from brokers, dealers and customers                            2,340
Total assets                                                               2,933
Payables to brokers, dealers and customers                                 2,099
Debt                                                                         308
Total liabilities                                                          2,781
Stockholders' equity                                                         152

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

Deceptive Trade Practices Act. Compensatory and punitive damages were sought in unspecified amounts plus treble damages.

         A settlement between fourteen of the primary defendants, including Home Insurance, was reached. Home Insurance contributed approximately $8 million, which had been accrued as of December 31, 1995, under a trust agreement pending final court approval. On July 5, 1996 the Texas District Court gave preliminary approval to the settlement. The defendants submitted to a verification process of their damage calculations. Final orders of approval were issued by the court on November 1, 1996. The settlement is being implemented through distributions to insureds and refunds to insurers, which is ongoing.

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

         The principal causes of action are for breach of contract, fraud, misrepresentation, conspiracy, unjust enrichment, and violation of the Tennessee Consumer Protection and Trade Practices Acts. Compensatory and punitive damages are sought in unspecified amounts plus treble damages. The action was removed to federal court. Motions to remand the actions to state court and add 150 defendants are pending.

         A class action complaint naming the same party plaintiffs was filed in the Superior Court of Richmond Country, Georgia. It includes the same common law causes of action that are asserted in the Tennessee complaint, and others that allege violation of various provisions of the Georgia statutory code, as well as RICO. Compensatory, punitive, and treble damages are sought. The court recently granted plaintiffs' motion to add 150 defendants to the action, and remanded the case to state court.

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

         The complaint alleges that the Assigned Risk Pool, established under G.L.c Section 152 65A, is subject to supervision by the Massachusetts Insurance Commissioner, who has designated the Workers Compensation Rating Bureau ("WCRB") as administrator. It is further alleged that the WCRB and the Insurance Commissioner both previously directed the defendants to pay all outstanding amounts, and to pay the remainder of all prior premium payments to Home Insurance into a trust account for the benefit of the Assigned Risk Pool. The complaint contains four counts asserting statutory violations, unjust enrichment, declaratory relief, and breach of fiduciary obligation.

         On June 20, 1997, Justice Peter Lauriat of the Massachusetts Superior Court denied plaintiff's Motion for a Preliminary Injunction. Plaintiffs' Motion for Reconsideration was denied. Plaintiffs' Petition for Interlocutory Relief to the Appeals Court seeking reversal of the denial of plaintiffs' prior requests for relief was denied. Plaintiffs have sent a letter to the Insurance Commissioner of the State of Massachusetts requesting that she initiate an administrative proceeding against the defendants. Home Insurance has filed a Motion to Dismiss the complaint for failure to exhaust administrative remedies. Management believes it is too early to predict the ultimate outcome of this action and whether an unfavorable outcome will have a material adverse impact on the Company's financial condition.

         A Petition in Intervention has been filed by Sandwich Chef of Texas, Inc. in its own right and on behalf of others similarly situated, against its insurer, Reliance Insurance Company, and dozens of insurance companies, including Home Insurance, that are alleged to be members of the Texas Workers' Compensation Insurance Facility ("TWCIF"). The purported class action seeks to have a surplus in the amount of $467 million that was returned by the TWCIF to its member insurance companies for the 1992-1994 years, refunded to the members' respective retro insureds.

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

         By order of the Texas Insurance Commissioner, Elton Bomer, effective August 6, 1997 rules were issued directing insurers to refund $272 million in premium to Texas employers who purchased retro workers' compensation insurance policies with effective dates between May 1, 1991 through December 31, 1994. Insurers have 6 months from the effective date to make the refunds based on surpluses received since 1991.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

         Numerous insurance companies thereafter filed a new lawsuit in the District Court of Travis County, Texas against the TDI and the Commissioner challenging the new rules insofar as they apply to the 1991 and 1992 policy years. The two actions have been consolidated. A Motion for a Temporary Injunction prohibiting the TDI from enforcing the rules is pending. Class certification hearings have been scheduled. Pre-hearing discovery is being conducted. Motions to Dismiss the class action claims on jurisdictional grounds are to be filed. Management believes it is too early to predict with certainty the ultimate outcome of this dispute, and whether an unfavorable outcome could have a material adverse impact on the Company's financial condition.

         A purported class action complaint has been filed in the U.S. District Court for the Southern District of Miami against dozens of insurance companies, including Home Insurance, and the NCCI seeking redress for an alleged wrongful scheme, combination and conspiracy perpetrated by the defendants in the sale of retrospectively rated workers' compensation policies. The representative class plaintiffs are alleged to be insureds of AIG, CIGNA, CNA and Hartford companies. The class action is brought on behalf of all persons who purchased or renewed retrospective workers' compensation policies from the insurer defendants from January 1, 1988 until the present, covering risks located in Florida.

         The defendants are alleged to have conspired with each other to charge unlawful fees, charges and assessments that varied from filings made and approved by the Insurance Commissioner. Specifically, the defendants are alleged to have illegally charged their insureds for their own residual market losses through various means. The NCCI is alleged to be both the instrumentality for the alleged scheme, and a direct participant in the illegal activity. The complaint contains causes of action for violation of the Sherman Antitrust Act, violation of the Florida antitrust statute, RICO counts, breach of contract, civil conspiracy and unjust enrichment. It seeks compensatory, punitive, and treble damages. Motions to dismiss the complaint for lack of standing and subject matter jurisdiction are pending, along with motions to dismiss the antitrust and fraudulent concealment counts. Management believes it is too early to predict with certainty the ultimate outcome of this dispute, and whether an unfavorable outcome could have a material adverse impact on the Company's financial condition.

         A purported class action complaint was recently served upon The Home Insurance, dozens of other insurance companies, and NCCI. The action has been filed in the Circuit Court of Cole County, State of Missouri.

         The lawsuit has been instituted on behalf of approximately 10,000 Missouri employers who purchased workers' compensation insurance in Missouri between September 1, 1991 through December 31, 1993. No individual member of the class is alleged to have a claim in excess of $75,000.

         The Missouri Department of Insurance issued an order on August 1, 1991 effective September 1, 1991 under which two components of rate increases could be assessed against employers, i.e., an overall base rate increase, and a swing limit that permitted

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

increases or decreases off of the base rate. It is alleged that during the relevant time, the defendants did not assess the swing limit correctly and the employers, as a class, were overcharged premiums as a result. Inflated premiums were alleged to have been paid throughout 1992 and 1993.

         NCCI is alleged to have been responsible for setting premium rates and ensuring that premiums were correctly applied by the carriers. NCCI filed a set of revised rates and rating values in response to the Missouri Department of Insurance order of August 1, 1991 that allegedly exceeded the permitted increases. The defendant insurers are alleged to have (i) followed NCCI's rates and (ii) charged amounts that exceeded NCCI's filings.

         The complaint sets forth counts for breach of contract, intentional misrepresentation, and negligent administration of the rates against NCCI. Compensatory damages, interest, and costs are sought. Management believes it is too early to predict with certainty the ultimate outcome of this dispute, and whether an unfavorable outcome could have material adverse impact on the Company's financial conditions.

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

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

         Following a hearing set on July 1, 1997, the Court issued an Order and Judgment and Decision and Order, both dated July 2, 1997 granting judgment in the sum of $18,795,262.33 against Home Insurance and in favor or O & Y Maiden, together with statutory interest (9%) per annum from September 1, 1996, and providing for the deposit of certain additional rent payments with the court-appointed Temporary Receiver of Rents . The Court continued to stay entry until July 7, 1997.

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

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

         Home Insurance has entered into an agreement in principle to settle the litigation under which Home Insurance's prior rent obligation will be reduced by at least $44 million, and Home Insurance will be allowed to retain a reduced amount of space at 59 Maiden Lane at a lower rental rate. The settlement is subject to approval by O & Y Maiden's bondholders and the Department. While the settlement agreement is being negotiated, the partners have entered into a series of standstill agreements providing that the judgment will not be executed upon.

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

         Home Insurance was involved in a dispute with NCCI as administrator of the Pool. The Pool collects premium and pays losses for various residual market plans around the country. The premium is supposed to be distributed to pool members in proportion to their market share and held in reserve. NCCI sends a quarterly invoice to each pool member for its share of the losses as calculated and paid by the Pool in that quarter.

         Home Insurance was a participant in the Pool, and, as of March 31, 1997, Home Insurance was carrying loss reserves, calculated on an undiscounted basis, of approximately $251 million allocated to the Pool. On May 6, 1997, Home Insurance received notice from NCCI that the Pool's invoices totaling $35,324,555 were due and unpaid and that the Board of Governors of the Pool had voted on April 28, 1997 to approve (i) NCCI's determination that Home Insurance's allocable share of outstanding reserve obligations to the Pool was $236,237,269 and (ii) the acceleration of such amount. On May 7, 1997, Home Insurance received from NCCI a demand that Home Insurance obtain a letter of credit to secure this alleged obligation to the Pool of $271,561,824.

         Home Insurance disputed the extent of its obligations to the Pool, and believed that it had meaningful legal defenses to both the acceleration and the demand for security. In addition, Home Insurance had on several occasions demanded an audit to determine the

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

actual amount of its obligation. Home Insurance's demands for an audit were refused. On June 4, 1997, the NCCI served its Summons and Complaint upon Home Insurance, seeking to recover the total amount alleged to be due and owing. On August 8, 1997, Home Insurance, NCCI, the Pool and its participants entered into an agreement to settle and release all of Home Insurance's obligations in connection with this dispute pursuant to which Home Insurance made a payment of $60 million, resulting in a statutory surplus benefit to Home Insurance of $115 million.

         In or about October 1994, Gruntal discovered a defalcation in its back office operations area. Gruntal notified the New York Stock Exchange Inc. ("NYSE"), the Commission and the United States Attorney's Office for the Southern District of New York ("USAO"). Gruntal also undertook an inquiry into the circumstances and facts of the defalcation and into related matters. Gruntal presently believes that approximately $14 million, consisting in substantial part of funds that should have or potentially could have been abandoned property under the laws of various states ("Abandoned Property"), was embezzled or improperly diverted, including approximately $5 million in such funds that was used in substantial part to benefit Gruntal. Gruntal has submitted claims to its insurer, Home Insurance, under the applicable insurance policy and to date, approximately $9 million has been advanced to Gruntal by the carrier. Home Insurance's net retention on the claim was approximately $1 million, with the balance reinsured.

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

         In April 1996, pursuant to a settlement entered into between Gruntal and the Commission, and without admitting or denying the allegations therein, Gruntal consented to the entry of an administrative order in which the Commission found that Gruntal's practices with respect to Abandoned Property violated antifraud and broker-dealer reporting and recordkeeping provisions of the federal securities laws, and aided and abetted violations of the federal securities laws by the Company. The Commission's order censured Gruntal and required Gruntal to pay $5.5 million in disgorgement and prejudgment interest and a monetary fine of $4 million, and reimburse any customers determined by an independent consultant acceptable to the Commission (identified below) to have been financially harmed by Gruntal's OTC execution and reporting practices. In June 1996, at the direction of the Commission and as approved by the order of the United States District Court for the Southern District of New York, in SEC vs. Gruntal & Co., Incorporated, et al., 96 Civ. 2514, James R. Doty, Esq., a partner in the law firm of Baker and Botts, LLP and a former General Counsel of the Commission, was engaged to serve as Fund Administrator (hereinafter, the "Fund Administrator"). The disgorgement fund is being administered and disbursed by the Fund Administrator pursuant to the Report of the Fund Administrator, the Fund Administrator's Conclusions and Recommendations and the Proposed Plan of Distribution dated October, 1997 which was submitted to the Commission and the United States District Court, Southern District of New York, for approval. A hearing has been scheduled. Under the terms of the settlement, the Fund Administrator is also required to verify Gruntal's representation to the Commission that it has repaid, recredited, escheated or segregated and scheduled for escheatment $6.7 million which Gruntal has identified as escheatable, or presently believes to be escheatable, or has identified as belonging to customers, contra-parties, vendors and other third parties.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

         In June 1996, with the approval of the Commission, the NYSE and the NASD, Gruntal engaged Irving M. Pollack, Esq., a former Commissioner of the Commission, to serve as Independent Consultant (hereinafter the "Independent Consultant"), pursuant to the settlement with the Commission, and, additionally, pursuant to other settlements with the Commission, NYSE and NASD, described below. The Independent Consultant has reviewed Gruntal's operating policies and procedures with respect to the operations and OTC areas and has made recommendations which Gruntal is in the process of implementing. In performing these reviews, the Fund Administrator and Independent Consultant were authorized to rely upon work performed or to be performed by the Quality Assurance Task Force established by Gruntal's Chief Executive Officer to conduct a diagnostic review of Gruntal's departments and business activities, and upon work by other representatives of Gruntal.

         Gruntal also entered into a separate settlement with the Commission in April 1996, pursuant to which Gruntal consented, without admitting or denying the allegations therein, to the entry of an administrative order in which the Commission found that Gruntal violated antifraud and recordkeeping provisions of the federal securities laws in connection with the execution of certain transactions for investment advisory clients and the non-disclosure to advisory clients of the receipt of certain payments for order flow. The Commission's order censured Gruntal and required Gruntal to pay a monetary fine of $1 million, reimburse any clients determined by the Independent Consultant to have been financially harmed as a result of the violations, and pay into the United States Treasury the amount of payment that the Independent Consultant determines Gruntal received for order flow on transactions executed for advisory client accounts plus accrued interest thereon. Under the terms of the settlement, the Independent Consultant has also reviewed Gruntal's policies and procedures with respect to the execution of orders for advisory client accounts and the coding, and reporting on client confirmations and internal Gruntal records, of transactions executed by Gruntal and has made recommendations which Gruntal is in the process of implementing. In performing this review, the Independent Consultant was entitled to rely upon work performed or to be performed by Gruntal's Quality Assurance Task Force and upon work by other representatives of Gruntal.

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

         Gruntal has also brought the Abandoned Property and other matters referred to above to the attention of the North American Securities Administrators Association ("NASAA"), a national association of state securities regulators, and the Commodity Futures Trading Commission ("the CFTC"). After completing its review, a NASAA task force reported that measures taken by Gruntal and addressed by prior regulatory orders should ensure that customers will be made whole for any losses and made further recommendations which are presently being reviewed by Gruntal. The CFTC is also presently reviewing the above matters and has commenced discussions with Gruntal which could result in additional sanctions by the CFTC. These matters could also result in additional investigations and proceedings by state securities regulators in connection with which, such authorities may seek to impose additional sanctions against Gruntal. Although the ultimate outcome cannot be predicted with certainty, management presently believes that any sanctions against Gruntal would not have a materially adverse effect on the consolidated financial condition of Gruntal or the Company.

                               HOME HOLDINGS INC.
                   Notes to Consolidated Financial Statements

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

         REM's service agreement with the Company provides that REM will receive a contingent fee amounting to 15% in excess of its actual costs, accumulating with interest, as follows: 100% of the annual amounts for the years 1995 through 2000 and 33% of the amounts from years 2000 until 2005, payable on and after 2005. The fee is payable by Home Insurance contingent upon prior approval of the Department. Based on the issuance of the Order, and based on projections that the Excess of Loss Reinsurance Agreement will be fully exhausted, the payment of such fees is considered remote and therefore has not been accrued in the consolidated financial statements. The contingent liability as of September 30, 1997 was $48 million.

9. Subsequent Event

The Board of Directors has been advised by ZHI, one of the Company's principal shareholders, that ZHI has been having negotiations with an unofficial committee of holders of the Public Indebtedness in connection with a contemplated reorganization of the Company. ZHI and Trygg-Hansa the other principal shareholder, have also been having negotiations on issues relating to the contemplated reorganization. The Company, while not a party to either negotiations, has been informed by ZHI and Trygg-Hansa, about these negotiations. No final proposal for a reorganization has been presented to the Company and its Board of Directors for consideration, and accordingly, management cannot predict the outcome of these negotiations nor whether or when a final proposal will be made to the Company by its principal shareholders and the unofficial committee of holders of the Public Indebtedness.

                               HOME HOLDINGS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following should be read in conjunction with the consolidated financial statements.


         Insurance revenues were $ 24 million and $83 million in the third quarter and nine months ended September 30, 1997, respectively, compared with $47 million and $251 million, in the same periods of 1996. Net income was $2 million and $170 million in the third quarter and nine months ended September 30, 1997, respectively, as compared to losses of $64 million and $139 million, respectively, during the same periods in 1996. Net income for the nine months ended September 30, 1997 includes a gain of $174 million from the settlement with NCCI.

Insurance revenues and pre-tax income (loss) were as follows:

                                                  Third Quarter              Nine Months
                                               ------------------        ------------------
                                                1997         1996         1997         1996
                                               -----        -----        -----        -----
($ millions)
Net earned premiums                            $   3        $  13        $  11        $ 126
Net investment income                             21           34           73          115
Realized capital gains (loss)                     --           --           (1)          10
                                               -----        -----        -----        -----
         Insurance revenues                    $  24        $  47        $  83        $ 251
                                               =====        =====        =====        =====
Underwriting income (loss)                     $  (7)       $(117)       $ 137        $(276)
Excess of Loss Reinsurance Agreement              --           30           --           30
Net investment income                             21           34           73          115
Realized capital gains (loss)                     --           --           (1)          10
                                               -----        -----        -----        -----
         Insurance pre-tax income (loss)       $  14        $ (53)       $ 209        $(121)
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

         Underwriting results by product were as follows:


Underwriting Income (Loss)

                                           Third Quarter                Nine Months
                                       --------------------        --------------------
                                        1997          1996          1997          1996
                                       ------        ------        ------        ------
($ millions)
Commercial casualty                    $   (7)       $  (42)       $  152        $ (122)
Commercial property                        --            (2)           (4)          (44)
                                       ------        ------        ------        ------
       Commercial accounts group           (7)          (44)          148          (166)
Professional liability                     --            (6)           (4)          (24)
Other specialty lines                      --            (3)           (4)          (11)
                                       ------        ------        ------        ------
       Specialty lines group               --            (9)           (8)          (35)
                                       ------        ------        ------        ------
Run-off operations                         --           (64)           (3)          (75)
                                       ------        ------        ------        ------
       Total                           $   (7)       $ (117)       $  137        $ (276)
                                       ======        ======        ======        ======

         Underwriting loss was $7 million in the third quarter and underwriting income was $137 million in the nine months of 1997, compared to losses of $117 million and $276 million in the same periods of 1996. Underwriting results for the nine months ended September 30, 1997 includes a gain of $174 million from the settlement with NCCI, partially offset by general expenses incurred managing the run-off. The 1996 underwriting losses were primarily due to lower earned premiums and expenses incurred in managing the run-off of Home Insurance's operations. Also, the 1996 third quarter loss includes $60 million of net adjustments relating to loss reserves for Pollution/Asbestos Policies and assumed reinsurance business, as reflected in the discussion of run-off operations below.

         The commercial accounts group underwriting loss was $7 million in the third quarter and underwriting income was $148 million in the nine months of 1997, compared with losses of $44 million and $166 million, respectively, in the same periods of 1996. The 1997 loss included commercial casualty of $7 million in the third quarter and underwriting income of $152 million in the nine months compared to losses of $42 million and $122 million, respectively, in the same periods of 1996. Commercial property losses of nil and $4 million in the third quarter and nine months, respectively, were also included in the 1997

                               HOME HOLDINGS INC.

underwriting loss compared with $2 million and $44 million for the same 1996 periods. The 1997 commercial accounts group income was primarily due to the gain of $174 million from the settlement with NCCI, partially offset by general expenses incurred in managing the run-off of its operations. The 1996 losses were primarily due to lower earned premiums and expenses incurred in managing the run-off of its operations.

         The specialty lines group losses were nil and $8 million in the third quarter and nine months of 1997, respectively, compared with $9 million and $35 million, respectively, in the same periods of 1996. The 1997 specialty lines group loss was due to general expenses incurred in managing the run-off of its operations. The 1996 loss was primarily due to lower earned premiums and expenses incurred in managing the run-off of its operations.

         The run-off operations losses were nil and $3 million in the third quarter and nine months of 1997, respectively, compared with $64 million and $75 million, respectively, in the same periods of 1996. Underwriting losses from Asbestos/Pollution Policies for the third quarter and nine months of 1997 were nil. Underwriting losses from Asbestos/Pollution Policies for the third quarter and nine months of 1996 were $41 million for both periods. During the third quarter of 1996, the estimates of ceded reserves to insolvent and commuted reinsurers for Asbestos/Pollution Policies were refined, resulting in an increase of $35 million to net asbestos and pollution loss reserves. Additionally, in 1996, loss reserves relating to assumed reinsurance business were increased $25 million, based on a reallocation of exposures by accident year.

Investments

         As of September 30, 1997, the Company has recorded, as a component of the Portfolio Swap Receivable, an amount due to Centre Reinsurance Dublin of $1 million because of a positive difference from the 7.5% target return. The positive difference since January 1, 1997 resulted from the net of (i) a $7 million difference unfavorable to the Company due to an increase in the fair value of investments underlying the Swap and (ii) a $6 million difference in favor of the Company for investment income representing an upward adjustment to reach the 7.5% target yield. Actual investment income before such adjustments was $67 million.

         In the nine months ended September 30, 1997, the Company recorded a $5 million increase in unrealized gains on insurance equity investments not underlying the Swap.

Other

         Corporate interest expense was $14 million and $40 million in the third quarter and nine months ended September 30, 1997, respectively, compared with $13 million and $37 million, respectively, in the same periods of 1996.

         Equity in the income of the securities broker-dealer was income of $3 million and $2 million in the third quarter and nine months ended September 30, 1997, respectively.

                               HOME HOLDINGS INC.

The second quarter and nine months of 1997 included $8 million of income from the swap. The gain for the nine months ended September 30, 1997 included $9 million of transaction expenses relating to the restructuring of Gruntal. See note 7 of the consolidated financial statements for further discussion.

         Income tax expense was $1 million in the third quarter and nine months of 1997, respectively, compared with an expense of nil and $2 million, respectively, in the same periods of 1996. Taxes in 1997 and 1996 were comprised of state and foreign taxes. The Company was unable to recognize a federal income tax benefit against its 1997 or 1996 pre-tax losses because there was no available taxable income in the carryback period.

                               HOME HOLDINGS INC.

FINANCIAL CONDITION

Consolidated
------------

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

         If the Department rejects future dividends filings, the Company will be forced to raise cash through capital infusions, the issuance of additional debt, or the sale of assets in order to meet its current obligations; however there are no assurances that such sources will be available. Based on the Company's most current cash flow projections, without dividends from Home Insurance, the Company will not be able to meet its cash flow needs during the fourth quarter of 1997, which includes an interest payment on the Public Indebtedness of $11.6 million due on December 15, 1997. On July 14, 1997, the Company received an $11.7 million dividend from Home Insurance for the purpose of funding the payment of interest by the Company on its Public Indebtedness due June 15, 1997, plus 29 days interest thereon. As discussed in note 3 to the consolidated financial statements, the dividend will have no effect on Home Insurance's statutory surplus, as it increases the aggregate limit of the Excess of Loss Reinsurance Agreement. Under the terms of the Recapitalization Agreement, Centre Finance has purchased approximately $46 million aggregate principal amount of the Company's 7% Series B Senior Working Capital Notes to fund interest payments occurring through December 1996 on the Public Indebtedness.

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

         Effective December 31, 1996, each of the Series A and Series B Senior Working Capital Notes, was amended to change the timing of the payment of interest. Prior to such amendment, interest was payable quarterly. However, according to the amended terms, interest shall not be due or payable until seven business days following the receipt by the Company of written demand from holders of these notes, or when the principal of the Series A and Series B Senior Working Capital Notes becomes due and payable. If interest is not paid within seven business days of such written demand, all interest accrued shall be deemed overdue and shall immediately become due and payable. If interest becomes overdue, the interest rate is adjusted upwards to the greater of (i) the rate of interest on the notes, plus 3% or (ii) the prime rate plus 3%. As of September 30, 1997, approximately $7 million of interest has been accrued but not paid on the Series A and Series B Senior Working Capital Notes. As a result of the amended terms, the interest is not overdue.

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

         The sources of funds of the Company consist primarily of dividends from Home Insurance. Accordingly, the Company's ability to pay its obligations depends on the receipt of sufficient funds from Home Insurance. Home Insurance is subject to regulatory restrictions on the amount of dividends that must be paid as described above. The Company did not receive any common stock dividends from Home Insurance in 1996 and for the first six months of 1997. However, on July 14, 1997, the Company received an $11.7 million dividend from Home Insurance for the purpose of funding the payment of interest by the Company on its Public Indebtedness, which dividend will have no effect on Home Insurance's statutory surplus, as it increases the aggregate limit of the Excess of Loss Reinsurance Agreement, as discussed below. Based on the Company's most current cash flow projections, without dividends from Home Insurance, the Company will not be able to meet its cash flow needs during the fourth quarter of 1997.

         At September 30, 1997, the Company's outstanding corporate debt was $586 million and, at December 31, 1996, was $567 million. As part of the Recapitalization, Trygg-Hansa refinanced the sum of $178 million of indebtedness outstanding under the Credit Agreement ($170 million) and the Interest Deferral Agreement ($8 million). In exchange the Company issued $98 million of 12% Senior Subordinated Notes, at original issue discount ($303 million principal value) and $80 million of 8% Junior Subordinated Notes at original issue discount ($171 million principal value). The principal repayments under the Public Indebtedness are $100 million in 1998 and $180 million in 2003. However the repayment of the 2003 Senior Notes have changed as a result of an exchange (see discussion below). The Company

                               HOME HOLDINGS INC.

would need to fund the required principal payments for the Public Indebtedness through dividend income from Home Insurance.

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

         In March 1997, Moody's lowered its rating of the Company's debt security to Ca from B3, and Standard and Poor's Corporation ("S&P") lowered its ratings to CC from B-. S&P lowered its rating to D on June 15, 1997 following the nonpayment of interest due on the Public Indebtedness, and the rating was restored to CC on November 7, 1997 to reflect the payment of such interest on July 14, 1997.

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

         Based on cash flow forecasts at December 31, 1996, the Company is projecting that the coverage limits of the Excess of Loss Reinsurance Agreement will be exhausted. Due to these projected future recoveries, loss reserves with a net present value of $787 million were recorded as of September 30, 1997 and December 31, 1996 as a recoverable from the Excess of Loss Reinsurance Agreement.

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

                               HOME HOLDINGS INC.

retain a reduced amount of space at 59 Maiden Lane at a lower rent rate. The settlement is subject to approval by O & Y Maiden's bondholders and the Department.


         Home Insurance has settled its dispute with NCCI. Home Insurance entered into an agreement with NCCI to commute $228 million of undiscounted loss and loss adjustment expense reserves and settle $43 million of losses payable to NCCI for $60 million. The payment of $60 million was made by Home Insurance in connection with this settlement in August 1997. The Company recognized a gain of $174 million from the settlement reported as a reduction to loss and loss adjustment expenses.

Home Insurance
--------------

         Following the closing of the Recapitalization, Home Insurance has generally ceased accepting business except as required by regulation or contractual obligations. As a result, payment of future claims and operating expenses would be met by primarily earning investment income, collection of premiums receivable and reinsurance receivables, collection of the Portfolio Swap Receivable and sale of assets. At September 30, 1997, the Portfolio Swap Receivable of $672 million was available to provide for any foreseeable immediate cash requirements.

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

         Cash used for insurance operating activities was $627 million in the nine months ended September 30, 1997 compared with $807 million in the same period in 1996. The net outflows in 1997 and 1996 were primarily due to paid losses and lower premium collections, resulting from the run-off of operations.

         The Department gave Home Insurance permission to include in the 1996 Statutory Annual Statement a non-tabular discount which results from discounting all loss reserves, and allocated and unallocated loss adjustment expense reserves at 7%. Home Insurance has sufficient assets that will earn 7% to meet the expected stream of loss and loss adjustment expense payments. Home Insurance calculated that the non-tabular discount is $314 million and $469 million at September 30, 1997 and December 31, 1996, respectively. The non-tabular discount is not included in the Company's consolidated financial statements

                               HOME HOLDINGS INC.

prepared under GAAP. Home Insurance's consolidated policyholders' surplus determined in accordance with statutory practices, and after reflecting the benefit of non-tabular discount, was $ 101 million and $55 million at September 30, 1997 and December 31, 1996, respectively. Included in September 30, 1997 statutory surplus is a gain of $115 million from the settlement with NCCI, which is net of non-tabular discount of $70 million.

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

         The Department also continues to direct a consulting actuarial firm to perform a review of Home Insurance's loss reserves, and the completion date has not yet been determined. Management cannot predict whether reserve estimates to be prepared by the consultants will change the Department's view of the level of regulatory intervention required for Home Insurance.

Securities Broker-Dealer
------------------------

         Certain minimum amounts of capital must be maintained by securities broker-dealer subsidiaries to satisfy the requirements of the Uniform Net Capital Rule (Rule 15c3-1) of the Commission and the capital rules of other regulatory authorities. At September 26, 1997, Gruntal & Co.'s net capital, as defined by the Commission and other regulatory authorities, was approximately $116 million, which was $92 million in excess of the aggregate minimum required.

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

         The Reorganization involved the issuance of several classes of securities to Home Financial and The 1880 Group, including preferred securities, in an aggregate nominal

                               HOME HOLDINGS INC.

amount of $235 million as follows: (i) Gruntal Financial issued to Home Financial securities called Preferred A Interests in a nominal amount of $155.9 million and securities called Preferred B Interests in a nominal amount of $70 million; and (ii) Gruntal Financial issued to The 1880 Group securities called Preferred C Interests in an nominal amount of $9 million. The nominal amount of the Preferred A Interest was adjusted from the amount previously disclosed of $155.5 million, to reflect actual March 1997 results and final transaction expenses. As a result of the Reorganization, Home Financial owns 40% of the common interest of Gruntal Financial and The 1880 Group owns 60% of the common interest of Gruntal Financial. In connection with the issuance of certain preferred securities to Home Financial, Home Insurance and Centre Reinsurance Dublin entered into a swap agreement intended to ensure that Home Insurance's investment in Gruntal Financial yields at least $155.9 million plus a 7.5% per annum rate of return thereon, subject to certain modifications with respect to certain distributions and sales proceeds of the common and preferred interests of Gruntal Financial. The company accrued $8 million of income from the swap during the second and third quarter of 1997. Expenses incurred by Gruntal in connection with the transaction were $9 million. There was no gain or loss to Home Insurance from the Reorganization after the impact to Gruntal of the transaction expenses.

Sterling Forest
---------------

         On May 15, 1996, Governors Pataki of New York and Whitman of New Jersey, and Speaker of the House Gingrich, announced an agreement in principle for the purchase and sale of a substantial part of Sterling Forest lands for public parkland. In connection therewith, a Purchase and Sale Agreement between Sterling Forest and Sterling Lake Associates, as seller, and Trust for Public Land and Open Space Institute, as buyer, was signed on February 18, 1997 (the "Sterling Forest Agreement").

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

                               HOME HOLDINGS INC.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.1 Term Sheet dated August 1, 1997, in connection with the settlement of 59 Maiden Lane litigation (incorporated by reference to the Registrant's Report on Form 8-K filed on August 4, 1997).

10.2 Form of Settlement Agreement by and among Home Insurance, REM, Centre Reinsurance Dublin, the National Council on Compensation Insurance, Inc., the National Workers' Compensation Reinsurance Pool and the participants in the National Workers' Compensation Reinsurance Pool (incorporated by reference to the Registrant's Report on Form 8-K filed on August 11, 1997).

99.1 Press release issued on July 15, 1997, announcing that the New Hampshire Insurance Commissioner approved a dividend payment to the Registrant by Home Insurance to enable the Registrant to make the June 15 interest payment on the Public Indebtedness (incorporated by reference to the Registrant's Report on Form 8-K filed on July 16, 1997).

99.2 Press release issued on August 4, 1997, announcing that Home Insurance entered into an agreement in principle to settle litigation regarding 59 Maiden Lane (incorporated by reference to the Registrant's Report on Form 8-K filed on August 4, 1997).

99.3 Press release issued on August 11, 1997, announcing that Home Insurance has entered into an agreement to settle and release its obligations to the National Council on Compensation Insurance, Inc., the National Workers' Compensation Reinsurance Pool and the participants in the National Workers' Compensation Reinsurance Pool (incorporated by reference to the Registrant's Report on Form 8-K filed on August 11, 1997).


Form 8-K

Reports on Form 8-K were filed by the Company on July 10, 1997, July 16, 1997, August 5, 1997 and August 11, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HOME HOLDINGS INC.





                                        By:  /s/ RICHARD H. HERSHMAN
                                           -------------------------
November 14, 1997                              Richard H. Hershman
                                                    Treasurer
                                        (Principal Financial and Accounting
                                        Officer through the Services Agreement
                                        with Risk Enterprise Management Limited)